Form 10KSB
period 2006-04-30
WORLDTRADESHOW COM INC
filed 2006-08-16
CIK 1084370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-1084370

WorldTradeShow.com, Inc. (Name of small business issuer as specified in its charter)

Nevada (State of incorporation)	88-0355407 (I.R.S. employer identification number)

9449 Balboa Ave, Suite 114 San Diego, CA 92123 (Address of principal executive offices)	(858) 292 - 9637 (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value, $0.0001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year. $ 0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.   $ 5,934,129 as of April 30, 2006.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes  [  ]    No  [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 37,710,506 Common Shares as of August 15, 2006

DOCUMENTS INCORPORATED BY REFERENCE: None.

Traditional Small Business Disclosure Format (check one) Yes [ ] No [X]

WORLDTRADESHOW.COM, INC.
TABLE OF CONTENTS TO FORM 10-KSB
FOR THE YEAR ENDED APRIL 31, 2006

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, our ability to obtain additional financing from outside investors and / or bank and mezzanine lenders; and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-SB to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes.

PART I

Item 1.  Description of Business

BACKGROUND

Unless the context otherwise requires, the terms "we", "our" "us" or "WTS" refers to WorldTradeShow.com, Inc.

WorldTradeShow.com, Inc. (the "Company") was originally formed on September 15, 1995 as Interactive Processing, Inc., a Nevada corporation, to market high-tech consumer electronics through television home-shopping networks, retail stores, catalog companies and their website remotecontrols.com. In March 1999, the Company changed its name to WorldTradeShow.com, Inc. During the same month, the Company acquired intellectual property rights to a database and business plan and significantly changed its business plan to develop tradeshow software and market both physical and virtual tradeshow space through the Company's website. The Company has not yet commenced operations and therefore, is considered to be a development stage enterprise.

Business development: We began with a business plan and business model that has been put into a CD Rom presentation. In 1999 we acquired a database of over 11,000 tradeshow managers, complete with contact information for the majority of all tradeshows in North America. This database was purchased from Chaiisai Tora, Inc., a non affiliate of the Company. The database will be used when WTS completes its Virtual Trade Show website.

In mid 2000, WorldTradeShow.com ("WTS"), acquired DudeSmart.com for 1,200,000 restricted (Rule 144) common shares valued at $264,000. The Company accepted a proposal to exchange 1,200,000 shares of common stock for 100% of the outstanding common stock of Dudesmart.com, Inc. At the time of the transaction, the shares were valued at $.22 per share (estimated value $264,000), and had approximately 12.3 million shares outstanding. The common stock issued as consideration for the purchase of DudeSmart.com was valued based on accordance with paragraph 18 of SFAS 142.

DudeSmart.com is an entertainment portal. WTS has received a business plan ("Business Plan"), in an interactive CD Rom presentation format. DudeSmart.com will be the entertainment division, providing discounts on restaurants, travel/tours discounts, golf tours using the WTS Discount Card. We are unaware of any other company currently doing business in Vietnam utilizing any kind of discount card or entertainment book. The Company plans to market the Discount Card through the following websites Hotels.com.vn, MyBajaGuide.com, and WorldTradeShow.com, and plans to introduce the Discount Card to travel agents, travel tour companies, rental car companies, restaurants in Vietnam and Mexico.

The WTS Discount Card will be marketed with our partners, affiliates, alliances, both online and offline, and is expected to be introduced into the Mexican market during the second quarter of 2006.

WTS seeks to penetrate into Vietnam as an online vehicle for Vietnamese companies to promote themselves. We have an opportunity to market www.hotels.com.vn, Vietnam's largest travel and tourism online website, and its only official travel/tourism website.

Table of Contents	- 3 -

In February of 2003, WTS signed a license agreement with Hi-Tek Multimedia, Inc., a California-based software company owned by Thomas and Lee Johnson, our controlling shareholders, for the reservation engine. The consideration paid for the license was 27.5 million shares of our common stock. We utilized an historical stock price analysis to determine that $0.01 was a fair price for the shares issued to the licensor in this transaction. We reviewed the illiquidity of our shares trading in the Pink Sheets and the daily closing market price and trading volume of the shares for the sixty day period prior to the transaction. During this time, the pricing ranged $0.005 to $0.015 per share. We concluded that the trading of our stock in the Pink Sheets may not reflect the 'fair price' of the stock because of the thin trading market, wide bid-ask spread and large volatility in historical stock prices. Additionally, we considered the fact that the shares being issued to Hi-Tek are restricted securities that are unregistered, and which cannot be traded in the public marketplace. Based on this analysis, the consideration price of $0.01 per share was determined to be fair.

The reservation engine software is the key to many of the functions for our online e-commerce. WTS collects revenue online with back-end accounting functions. WTS also signed a service agreement with Hi-Tek, enabling WTS to move forward without any significant expenditure of funds. Hi-Tek is obligated to pay all operating expenses until WTS obtains necessary private placement funding. WTS will be seeking a private placement upon trading on the NASD OTC BB.

Since 2003, Hi-Tek has introduced WTS to the Vietnamese government, various Mexican hotel associations, and other top travel agencies. WTS has signed contracts and memorandum of understandings with Business.com.vn, a Vietnamese company, Dot.vn, Hotels.com.vn, MyBajaGuide.com, Maxsima Discount Card, the Vietnam Technology Information Center (VTIC), and the Hanoi Business Association. As a result, WTS has formed a network, enabling it to operate in both Vietnam and Mexico.

Currently, WTS is marketing Hotels.com.vn, and will also market, MyBajaGuide.com, a Mexican hotel web portal with up to 700 hotels, golf courses, resorts conventions, and tours throughout Baja California in the spring of 2006. The launch is expected to be during the spring of 2006, and will enable WTS to generate revenue through sales, reservations and discount cards.

WTS is currently designing templates, functionalities, colors, fonts and other add-ins in a Flash Presentation of a Virtual Booth. WTS has previous designs, which can be viewed on the WTS CD Rom presentation.

WTS has rapidly implemented its Business Plan from 2003 to 2006, through software agreements, service agreements, contracts, marketing agreements, and databases. WTS anticipates it will require approximately $1,350,000 to complete Phase I of the Business Plan which will include the hiring of sales and marketing staff, creation of an e-commerce and multiple language software, and completion of the entertainment division.

WTS Milestones	Date	Cost	Staff	Expansion Cost	Completion
WTS acquires 11,000 trade show database	04/15/99	50,000 shares	0	Sales and tech staff	Not implemented / need funding
WTS acquires Dudesmart.com - WTS Discount Card	06/30/00	1.2m. shares	0	10-20 staff in USA -Vietnam	Spring 2006
WTS signs software license agreement with Hi-Tek, Inc.	02/03/03	27.5M. Shares	3-5	5-10 further tech staff in USA / VN 2006	Completed
WTS expands to Asia with Business.com.vn partnership	06/26/03	Alliance	3-5	5-10 full time staff with 2-3 tech in Vietnam	On Going
WTS signs agreement to market Mexican MASXIMA Discount Card	11/12/03	Marketing costs and staff	3-5	3-5 full time sales staff and 2-3 tech in Mexico	Not implemented
WTS signs exclusive marketing agreement with travel/tourism website in Vietnam- Hotels.com.vn	02/19/04	As per marketing agreement	30	Hire 10- 20 staff. marketing - $200k in Vietnam	On going and expanding later in 2006
WTS and Mexican Tourism Bureaus Partner to Produce the Official Baja California, Mexico Travel/Tourism Website	03/24/04	$300,000 - Hi-Tek paid	5	5-10 full time sales staff and 2-3 tech in Mexico	Phase I and is being beta tested. Early 2006 completed, Phase II - Spring 2006
WTS to produce and manage Mexican Associations of hotels and motels for Tijuana, Mexico website, exclusively	05/27/04	$250,000 -Hi-Tek paid	5	5-10 full time sales staff and 2-3 tech in Mexico	Phase I and is being beta tested. Early 2006 completed, Phase II - Spring 2006
WTS launches E-Commerce Travel /Tourism website	01/19/06	Marketing costs	1	Sales and Marketing	completed

Table of Contents	- 4 -

Utilizing the latest broadband technologies, WTS will deliver a real-time Virtual Tradeshow experience via the Internet. Its web portal contains a comprehensive database of updated tradeshows, conventions and expositions worldwide.

WTS's "Travel Booking Engine" will enable it to generate revenue through the reservation of hotel rooms, airline flights, tee times, and limousines targeting the trade show industry.

To date, WTS has prepared its business plan; designed and launched the FLASH Animation web page, www.worldtradeshow.com, and designed and launched the front-end website (Alpha stage).

Management has focused its resources on the development of the website and the reservation engine that supports the WTS's business plan. Phase I of the development has been successfully begun. Secondly, with agreements in place with Business.com.vn and Hotels.com.vn, WTS has implemented a soft launch of the website to begin the marketing of hotels and tourism in Vietnam. In the third and fourth quarters of 2004, the website went live and started to generate revenue.

To date, management has financed the growth of WTS through loans from management, shareholders and from its major vendor and majority shareholder, Hi-Tek Multimedia, Inc. ("Hi-Tek"). WTS to date has no written agreements for such loans or financing agreements.

WTS has retained Hi-Tek to design, program and implement the following:
•	Corporate and promotional websites.
•	Initial module of the WorldTradeShow.com reservation engine.
•

Preliminary offline and online marketing plan, including designing and producing all supporting marketing and promotional materials (CD-ROM, media kit, web slide presentation and corporate literature).

•	Consultations with WTS's management on an as needed basis.

Management projects launching the WorldTradeShow.com web portal in strategic phases. Phase I began with hotel reservation sales in Vietnam. Phase I will also include Mexican hotel marketing through mybajaguide.com in summer of 2006; Phase II in other parts of Asia; and Phase III in Latin America and Europe.

Marketing.

HOTELS.COM.VN. WTS has a marketing agreement with Business.com.VN to market Vietnam's largest hotel web portal. It is anticipated that as many as 3,000 hotels and over 200 tour companies will be listed to promote tourism in Vietnam. This agreement has the support of the Vietnam Tourism Association (VITA) (www.VietnamTourism.com), directly under Vietnam National Administration of Tourism (VNAT), whose members include various Vietnamese enterprises, commercial organizations and individuals in the travel/tourism industry.

BUSINESS.COM.VN and WTS have the exclusive e-commerce global business platform to promote, market and sell products and services of qualified Vietnamese companies. WTS is currently working with the Vietnamese government to produce a comprehensive business to business directory ("B2B") and business to consumer directory ("B2C") for companies throughout Vietnam.

WWW.DOT.VN. WTS is working closely with DotVN to market and distribute these domains on its business web portal. WTS anticipates receiving proceeds from the partnership agreement in spring of 2006. In addition WTS is currently working with DotVN and Business.com.vn to cross-market through their respective databases.

WTS plans to use established traditional venues, as well as Internet channels to establish WorldTradeShow.com as an international online tradeshow "brand".

ADVERTISING. WTS plans to initiate an aggressive print, billboard, television, radio, and event sponsorship campaign to attract target markets and to penetrate new markets and lead customers to its website. Print media advertising will include a variety of publications. Radio and televisions advertising will include both domestic and international markets. WTS also anticipates exchanging advertising space its WorldTradeShow.com website for space on other sites.

VIRAL MARKETING. WTS plans to brand its name worldwide using an innovative email technique known as "viral marketing", which describes any strategy that encourages individuals to pass on a marketing message to others, creating the potential for exponential growth in the message's exposure and influence. Like viruses, these strategies take advantage of rapid multiplication to "explode" the message to thousands and possibly millions of others. Viral marketing is the ability to get consumers to tell each other about your product, service or Website so you can spend less money on advertising. It's also known as "pass-along," "friend-tell-a-friend," and "evangelism" marketing. This form of marketing is for opt-in subscribers only.

Table of Contents	- 5 -

WORLDWIDE BANNER PLACEMENT. WTS plans to place hyper-linked advertising banners in highly visible locations on the World Wide Web for its target audience.

SEARCH ENGINE OPTIMIZATION. WTS plans to design its homepage in a multi-lingual format with country-specific indexes to attract potential visitors from other countries utilizing major search engines. The WorldTradeShow.com homepage will contain keywords in various languages in order that search engines will place the WorldTradeShow.com. website at the top of the search engine listings when a search associated with trade shows or conventions is requested in other languages.

STRATEGIC LINKING. WTS plans to pursue strategic website partnering to develop long-term traffic to WorldTradeShow.com. Through web rings, partners, alliances and affiliates, WTS will can offer strategic linking on multiple websites to target specific advertising.

INTERNET (CYBER) CAFES. Internet "cyber cafes" are emerging as one of the easiest, convenient and fastest growing methods to access the Internet. Providing an alternative Internet access point to home or office computers, cyber cafes are especially popular in Asia. WTS plans to establish strategic alliances with these cafes to penetrate the Asian regions.

AFFILIATE PARTNER MARKETING PROGRAMS. WTS plans to use affiliate partner marketing programs to attract traffic to its website. A person or entity with a website signs up to be an affiliate of WorldTradeShow.com, placing a banner or text link on its website directing visitors to the WorldTradeShow.com website. As a visitor clicks-through, a cookie (a small text file containing the referring affiliate's identification number assigned by WTS) will be placed on the visitor's browser. If the visitor purchases reservations from WorldTradeShow.com's website, the ordering system and affiliate's software work together to attach the referring affiliate's identification number held in the cookie to the sale, using that information to credit the affiliate with the agreed commission for the referral.

RESELLER PROGRAM WTS also plans to use a reseller program for major established distribution networks to resell WorldTradeShow.com reservations through an existing large network of websites. The reseller program would be sold through WTS's business development direct sales efforts to select distribution networks.

COMPETITION

WTS expects competition for online hotel reservations from companies such as Expedia and Travelocity. However, WorldTradeShow.com's unique combination of features (which includes online tradeshows, travel/tourism and meeting/conventions) distinguishes it from all others. Because of this combination of features, WTS believes it currently has no direct competition.

RESEARCH AND DEVELOPMENT

WTS has not directly engaged in research and development activities. Hi-Tek has developed and deployed WorldTradeShow.com's promotional website with FLASH animation technology. WTS will retain the proprietary rights to the website content and related technology.

PATENTS, LICENSES, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

WordTradeShow.com 's Partners & Strategic Alliances

Hi-Tek.

Hi-Tek, WTS's largest shareholder, is a private corporation with offices in San Diego, U.S.A., Tijuana, Mexico, and Hanoi and Ho Chi Minh City in Vietnam. This world-class technology company has been a leading visionary in providing Internet services and multimedia productions since 1992. Through strong values and technological performance, Hi-Tek has formed strong alliances with and obtained the cooperation of major Vietnamese ISP's (Internet Service Providers) such as Netsoft, VDC, and FPT, in order to commercialize Vietnam's Internet services.

Hi-Tek (www.Hi-Tek.com) employs the latest Internet technologies to market and manage .VN domain name registration, website design/hosting, email systems, e-commerce and e-marketing to Vietnam, and the rest of the world, for the first time.

Hi-Tek, Inc. staffed with highly experienced graphic designers, programmers, network engineers and web marketing specialists, has produced effective, engaging and result-oriented communication products on CD-ROM and DVD, and enhanced internet website content for Fortune 500 companies worldwide.

Table of Contents	- 6 -

Business.com.vn:

Business.com.vn (www.Business.com.vn) is a leading Vietnamese internet technology and marketing company, which is developing an exclusive e-commerce global business platform to promote, market and sell products and services of qualified Vietnamese companies. WTS is currently working with the government of Vietnam to produce a comprehensive business to business directory (B2B) and a business to consumer directory (B2C) portal listing various companies throughout Vietnam.

Currently, Business.com.vn has over 3,000 companies in its database with the potential of expanding to over 30,000 companies within Vietnam's 64 separate provinces. Vietnam, with a population of over 83 million people, is the second fastest growing economy in the world, according to the Vietnam Ministry of Trade. Vietnam signed the Bilateral Trade Agreement with the United States to expand business opportunities for both countries, and then Decree No. 33/2002/QD-TTg dated February 08, 2002 by Vietnam's Prime Minister was approved to begin implementing Vietnam Internet development plan for 2001-2005. Both of these significant events marked the beginning of great economic opportunities for WTS. To participate and capitalize in the countries' growth for online business tradeshows. There are over 6 million current Internet users in Vietnam, representing only 7.4% of the population, a number expected to increase significantly each year as the economy grows

"WTS plans to work closely with Business.com.vn as a strategic marketing partner in Asia to help Vietnamese companies showcase their products, services and investment opportunities online. Businesses will receive instant worldwide exposure through the WTS portal. WTS will be the business tradeshow solution provider, and a vehicle to provide them exposure to import/export, travel and tourism companies, both inside and outside of Vietnam."

Hotels.com.vn

Hotels.com.vn (www.HOTELS.com.vn) with over 258 Hotels being advertised is a comprehensive travel/tourism site. Worldwide travelers use this officially sanctioned Vietnam Tourism Association website as the ultimate online resource to review, select, and book hotel rooms, golf tee times (coming soon), purchase airline tickets, rent cars and conduct other travel related transactions. WTS has an opportunity to generate recurring revenue from over 3,000 major hotels, 200 travel companies, and others in the Vietnamese tourism industry.

Hotels.com.vn is the only hotel web portal that is officially recognized by Vietnam National Administration of Tourism (VNAT), the governmental agency exercising the state management function over tourist operations and activities throughout Vietnam. VNAT has full control over business development and planning, public relations, personnel training, research, and overseeing the implementation of policies and regulations in the tourism sector. According to VNAT's latest tourism statistics, the number of international visitors to Vietnam exceeded 3.5million in 2005 and generated over $2 Billion USD in tourism revenue. Vietnam tourism is up 16% in 20065, the highest ever on record, indicating that Vietnam is fast becoming a very popular Asian destination to worldwide travelers.

The Vietnam Tourism Association (VITA) (www.VietnamTourism.com), directly under Vietnam National Administration of Tourism (VNAT) with members including Vietnamese enterprises, commercial organizations and individuals in the travel/tourism industry based at No. 7 Dao Duy Anh, Dong Da, Hanoi, Vietnam. Vietnam Trade Information Center (VTIC): Vietnam Trade Information Center (VTIC), www.ASEMConnectVietnam.gov.vn and www.VINANET.com.VN is the Vietnamese government agency responsible for managing and promoting Vietnam's Import/Export businesses and associations with a membership over 8,000 enterprises.

The term of the Business.com.vn marketing license agreement with WTS has entered into is for two years and requires WTS to pay a licensing fee of $150,000 and $300,000 for the years ending December 31, 2004 and 2005, respectively. The license fees for 2004 and 2005 were payable by August 10, 2004 and February 10, 2005, respectively. In the prior year, WTS has negotiated to defer the first license fee payment until February 10, 2005. Subsequently, WTS negotiated with Business.com.vn to extend the contract for up to two years to February 10, 2007. In exchange for the rights licensed, WTS will earn a royalty equal to fifty (50%) percent of gross commission, as defined in the agreement (see exhibit 10.2). The extension document also provides that once WTS is trading on the OTC BB, Business.com.vn has the option for payment, or shares to be negotiated at that time.

Table of Contents	- 7 -

Partnership with www.DotVN.com:

In May 2003, WTS announced a partnership with DotVN, the exclusive online Vietnamese domain registrar company. WTS receives a 15% commission on every .vn domain name sold through the WTS portal. WTS is working closely with DotVN to market and distribute these domains on its business web portal. Many global companies are doing business in Vietnam and many more want to participate. As Vietnam continues to grow economically, these businesses are positioning themselves to take advantage of the expansion. Those companies will have to acquire their Vietnamese Internet identity to brand their names, services and protect their trademarks. In addition, over 30,000 Vietnamese companies and the 80 million citizens of Vietnam will have the opportunity to register their choice of domain names. The .vn domain names have become un-restricted for worldwide registration, and it currently costs $200 USD to register a .vn domain name per year. The www.VN affiliate program will allow WTS to generate revenue immediately from the registration of the .VN domain names.

Hanoi Tips:

Hanoi Trade and Investment & Tourism Promotion Solution (www.hanoitips.com), the Vietnamese Trade Information Program, is designed to assist those who wish to do business in Vietnam. With an extensive network and experience in Vietnamese industry and commerce, it can identify the right suppliers, and provides answers to questions about Vietnamese exports. Its primary role is to promote Vietnamese exports.

This strategic promotional program is designed to help both the U.S. and Vietnam's businesses to grow worldwide, promote trade, investments and tourism, in keeping with the bilateral trade agreement signed by both countries in 2001. Hanoi TIPS will also assist in advertising Vietnam's trademarks in the U.S. market, provide businesses with market information and development assistance. The Hanoi Trade Department will act as a bridge between Hanoi TIPS in San Diego and Vietnamese businesses, providing market information and product samples to showcase on the Hanoi TIPS website and its virtual showroom on WorldTradeShow.com's website.

Hanoi Tips has an extensive database of the top Fortune 500 companies of Vietnam. Members of Hanoi Tips will have opportunities to advertise, make agreements and letters of intent with WTS as well as market, promote their companies products and services on the WorldTradeShow.com portal.

MyBajaGuide.com:

WorldTradeShow.com will market the most efficient electronic promotional vehicle for Baja California Tourism. The official website, www.MyBajaGuide.com provides visitors worldwide information about Baja, California as a travel destination. Website users have the the ability to make reservations with airlines, hotels/resorts, car rentals, golf courses and restaurants.

Bordering California and Arizona to the south, Baja California Mexico is a peninsula with over 780 miles of beach along the Pacific Ocean and the Gulf of California. Each year, over 40 million visitors worldwide travel by land and sea to enjoy the beauty of this northern Mexico peninsula. The Baja California travel and tourism industry generated almost $3 billion U.S. dollars in 2003, growing steadily at 6.7% annually.

Mexican Association of Hotels and Motels for Tijuana, Baja California, Mexico:

WTS has been selected to manage the website for the official Mexican Association of Hotels and Motels for Tijuana, Baja California, Mexico. WTS will generate recurring revenue on advertisements, sponsorships and room reservation commissions from each participating hotel and motel. The Mexican Association of Hotels and Motels has over 130 hotels and motels currently listed in its membership, accommodating business and leisure travelers worldwide. Tijuana, with a population of about 2 million people, is one of the most frequently visited destinations in Mexico. Over 42 million people cross the U.S. and Mexican border each year to do business and tour this well-known cosmopolitan city.

Agreement to Market MASXIMA Discount Card

In November 2003, WTS signed an agreement with Grupo Campestre to market Mexican MASXIMA Discount Card. The signing of this Memorandum of Understanding allows WTS to promote and market the MASXIMA Discount Card, in Baja California, Mexico on its WorldTradeshow.com web portal.

In the Memorandum of Understanding (MOU), WTS and Maxsima Discount Card have a revenue sharing partnership, whereby WTS may retain up to 20% in revenue for sales it generates.

MASXIMA Card is the most recognized retail discount card in Mexico, serving over 8 million consumers throughout Baja California and interior Mexico. The Maxsima Discount Card offers customers savings from over 500 participating businesses, ranging from hotels, restaurants, rent-a-car agencies, department stores, gift stores and numerous other retailers serving majority of the Mexican travel/tourism market.

WTS plans to cross-market the MASXIMA Card between the Countries of Mexico and Vietnam. The WTS Discount Card will be launched in the summer of 2006 offering discounts in between the Countries.

Table of Contents	- 8 -

Letter of Intent with All American Casting International

In November 2003, WTS signed a Letter of Intent ("LOI") with All America Casting International to be the exclusive marketer and distributor of its broadband Voice Over Internet Protocol telecom technology ("VOIP") to its Vietnamese enterprise clients. However, the LOI with All American Casting International is currently not proceeding. All American has not fulfilled its obligation as set forth in any of the points on the LOI. WTS is not pursuing any other agreements regarding VOIP technology at this time.

Item 2.  Description of Property

We maintain our headquarters at 9449 Balboa Avenue, Suite 114 San Diego, California 92123. We rent these offices, comprising approximately 1,100 square feet, on a month-to-month basis from a related party, Hi-Tek as part of our Services Agreement with this firm. Rent expense for the fiscal year ended April 30, 2006 and for the fiscal year ended April 30, 2005 was approximately $30,000 and $35,000, respectively.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

WTS currently has no employees, other than its officers and directors, who devote their time as required to its operations. In June 2000, WTS signed three consulting agreements with three different members of the Board of Directors. These agreements entitle each individual to a base salary ranging from $7,500 to $15,000 per month expired on January 30, 2001. Similar consulting agreements were extended for two of the individuals on an annual basis at terms similar to the original agreement through July 1, 2005. The other individual extended his agreement at terms similar to the original agreement through June 30, 2001. Each of the three individuals agreed not to withdraw a consulting fee until sufficient funding is secured. As of April 2005 and April 30, 2004, WTS has unpaid consulting fees of approximately $2,330,000 and $1,692,200, respectively. One of the unpaid consulting fees bears interest at 12 percent. As of April 30, 2005 accrued interest on these unpaid fees was approximately $343,500. These advances are not repayable until July 1, 2005 at which point WTS anticipates it will be able renegotiate the terms of the payments and all monies owed to the related parties. On August 1, 2005, the consulting agreements for Mr. Sheldon Silverman and Mr. Carlos Rosette were renewed. The term of Mr. Silverman's agreement commenced on August 1, 2005 and ends on July 31, 2006 and provides for compensation of $15,000 per month for his services. The term of Mr. Rosette's agreement commenced on August 1, 2005 and ends on July 31, 2006, and provides for compensation of $3,000 per month for his services.

GOING CONCERN

WTS has experienced recurring losses, has a working capital deficiency of $4,358,984 and an accumulated deficit of $5,715,801 as of April 30, 2006. These factors, among others raise substantial doubt as to its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS RELATED TO AN INVESTMENT IN WORLDTRADESHOW.COM, INC. STOCK

Some of the statements in this report or incorporated by reference are forward-looking, including, without limitation, the statements under the caption "Management's Discussion and Analysis or Plan of Operation". Forward-looking statements include those that contain words like "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "maintain," "continue" and variations of these words or comparable words. In addition, all of the non-historical information herein is forward-looking, including any statement or implication about a future time, result or other circumstance. Forward-looking statements are not a guarantee of future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward-looking statements suggest for various reasons. These forward-looking statements are made only as of the date of this report. We do not undertake to update or revise the forward-looking statements, whether as a result of new Information, future events or otherwise. (Note: The statutory safe harbors of the Private Securities Litigation Reform Act will not be available to us until such time as we become a reporting company)

The forward-looking statements included herein are based on, among other items, assumptions that we will be able to meet our operating cash and any debt service requirements, that we will be able to successfully resolve disputes and other business matters as anticipated, that competitive and technological conditions within the medical device and electronic component industries will not affect us materially or adversely, that we will retain key personnel, that our forecasts will reasonably anticipate market demand for our products, and that there will be no significant unanticipated cost increases or other material adverse change in our operations or business. Among the factors that could cause actual results to differ materially are the following:
•	the impact of competitive products and their pricing;
•	potential effects of inflation;
•	lack of earnings visibility;
•	dependence upon certain customers or markets;
•	dependence upon suppliers;
•	difficulties in integrating any acquired businesses and realizing cost savings or productivity gains;
•	dependence on key personnel;
•	difficulties regarding hiring and retaining qualified personnel in a competitive labor market; and
•	Risks of doing business in international markets.

Table of Contents	- 9 -

Other factors that could cause results to vary materially from current expectations are referred to elsewhere in this report.

Assumptions regarding the foregoing involve judgments that are difficult to make and future circumstances that are difficult to accurately predict. Forecasting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our internal forecasts, and which may in turn affect expectations or future results. We do not undertake to publicly announce the changes that may occur in our expectations. Readers are cautioned against giving undue weight to any of the forward-looking statements. The inclusion of forward-looking information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. We are setting out some of the more specific risk factors below in full for the convenience of the readers:

The market price of our stock has fluctuated pursuant to the acquisition and our preparations for developing and marketing our products, and can be affected by economic and political uncertainties. Declines in the market price of our stock could adversely affect our ability to retain personnel with higher-priced stock incentives, to acquire businesses or assets in exchange for stock and/or to conduct future financing activities with the sale of stock.

WE NEED ADDITIONAL CAPITAL TO ACHIEVE OUR GOALS, BUT WE DO NOT HAVE ANY COMMITMENTS TO OBTAIN SUCH CAPITAL AND CAN NOT GIVE ASSURANCE THAT WE WILL BE ABLE TO OBTAIN CAPITAL AS AND WHEN REQUIRED.

FUTURE REVENUE GROWTH DEPENDS ON OUR ABILITY TO IMPROVE THE EFFECTIVENESS AND BREADTH OF OUR SALES ORGANIZATION.

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY RIGHTS AND MAY INCUR SIGNIFICANT COSTS ATTEMPTING TO DO SO. Our success and ability to compete are dependent to a significant degree on our proprietary technology. We rely on a combination of copyright, trade secret and trademark

THE MARKET FOR OUR COMMON STOCK IS LIMITED. Our common stock is thinly-traded and any recently reported sales price may not be a true market-based valuation of our common stock. There can be no assurance that an active market for our common stock will develop. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to operating performance.

OUR COMMON STOCK IS CONSIDERED A "PENNY STOCK" AND, AS SUCH, THE MARKET FOR OUR COMMON STOCK MAY BE FURTHER LIMITED BY CERTAIN SEC RULES. As long as the price of our common stock remains below $5.00 per share, the stock is likely to be subject to certain "penny stock" rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and ask prices, disclosure of the compensation to the brokerage firm, and disclosure of the sales person working for the brokerage firm. These rules and regulations adversely affect the ability of brokers to sell our common stock and limit the liquidity of our securities.

THE TRADING PRICE OF OUR COMMON STOCK IS VOLATILE AND COULD DECLINE SUBSTANTIALLY. The trading price of our common stock is volatile and is likely to continue to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of issues, including broad market factors that may have a material adverse impact on our stock price, regardless of our actual performance. The factors include, but are not limited to, the following:
•	Periodic variations in the actual or anticipated financial results of our business or that of our competitors;
•	Downward revisions in estimates of our future operating results or of the future operating results of our competitors;
•	Material announcements by us or our competitors;
•	Adverse changes in general market conditions or economic trends or in conditions or trends in the market in which we operate.

Table of Contents	- 10 -

WE HAVE THE ABILITY TO ISSUE ADDITIONAL EQUITY SECURITIES, WHICH WOULD LEAD TO DILUTION OF OUR ISSUED AND OUTSTANDING COMMON STOCK. The issuance of additional equity securities or securities convertible into equity securities would result in dilution of our existing stockholders' equity interests in us. Our Board of Directors has the authority to issue, without vote or action of stockholders, preferred stock in one or more series, and has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock. If we issue convertible preferred stock, a subsequent conversion may dilute the current common stockholders' interest. In addition, as of January 31, 2006, we were authorized to issue, without stockholder approval, up to 16,751,136 shares of common stock. Of that amount, 140,398 shares of our common stock were issuable upon the exercise of vested options.

WE DO NOT INTEND TO PAY CASH DIVIDENDS. AS A RESULT, STOCKHOLDERS WILL BENEFIT FROM AN INVESTMENT IN OUR COMMON STOCK ONLY IF IT APPRECIATES IN VALUE. We have never paid a cash dividend on our common stock, and we do not plan to pay any cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings to finance our operations and further expansion and growth of our business, including acquisitions. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. We cannot guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

Item 3.  Legal Proceedings

In accordance with SFAS No. 5, Accounting for Contingencies , we have not accrued for a loss contingency relating to the following proceedings because we believe that, (1) the matter has been fully resolved to the satisfaction of both parties; or (2) although an unfavorable outcome in the proceeding may be possible, we do not consider it to be probable or reasonably estimable. Consistent with our accounting policy, we will record legal defense costs when incurred. As such, we have not accrued for estimated future defense costs.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
(a)

Market information. Our common stock is traded on the OTC Bulletin Board (OTCBB). The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

WTSW.OB - Fiscal Year Ending April 30, 2006
Quarter Ended	High $	Low $
July 31, 2005	0.67	0.27
October 31, 2005	0.51	0.27
January 31, 2005	0.51	0.22
April 31, 2006	1.31	0.19

WTSW.OB - Fiscal Year Ending April 30, 2005
Quarter Ended	High $	Low $
July 30, 2004	1.25	0.15
October 31, 2004	1.10	0.36
January 31, 2004	1.01	0.35
April 31, 2005	0.73	0.35

We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market-based valuation of our common stock.

Stockholders. As of April 30, 2006, there were 164 record holders of our common stock.

Table of Contents	- 11 -

Item 6.  Management's Discussion and Analysis or Plan of Operation

This Annual Report on Form 10-KSB and the information incorporated by reference may include "forward-looking statements," as defined in Section 27A of the Securities Act and section 21E of the Exchange Act. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding expected financial position and operating results, business strategy, financing plans and the outcome of any contingencies are forward-looking statements. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any forward-looking statements. Please refer to Part I, Item 1 ("Cautionary Statement Regarding Future Results, Forward-Looking Information/Statements and Certain Important Factors") of this Form 10-KSB for additional information. The following discussion should be read in conjunction with our consolidated financial statements and the related notes included in this Form 10-KSB.

Overview.

The Company's operating results have fluctuated in the past and may in the future fluctuate significantly, depending upon a variety of factors, including the timely deployment and expansion of new network, the incurrence of related capital costs, variability and length of the sales cycle associated with the Company's product and service offerings, the receipt of new value-added network services and consumer services subscriptions and the introduction of new services by WTS and its competitors.

Additional factors that may contribute to variability of operating results include but are not limited to: the pricing and mix of services offered by the Company; customer retention rate; market acceptance of new and enhanced versions of the Company's services; changes in pricing policies by the Company's competitors; the Company's ability to obtain sufficient supplies of sole or limited-source components; user demand for services; the ability to manage potential growth and expansion; the ability to identify, acquire and integrate successfully suitable acquisition candidates; and charges related to acquisitions. In response to competitive pressures, the Company may take certain pricing or marketing actions that could have a material adverse effect on the Company's business. In the event that the Company's operating results in any future period fall below the expectations of securities analysts and investors, the trading price of the Company's common stock would likely decline.

PLAN OF OPERATION

We have a development strategy for the implementation of Phase I of the plan, which will require $1,350,000 to complete. We have historically financed our operations through working capital provided by loans from management and our major vendor and controlling shareholder, Hi-Tek.com, Inc.. For the time being the Company anticipates that current operations will continue to be funded by shareholder loans or debt from our vendor and majority shareholder, Hi-Tek, until revenue from operations can sustain the cash flow requirements of the Company. For 2006 we have a commitment from our majority shareholders to fund our operations for that calendar year. Additionally, we may pursue additional private placement financing through close associates or friends and family members of management and our controlling shareholders. There can be no assurances that additional capital will be available on terms favorable to us or at all, or that we will be able to generate sufficient cash flow in order to sustain operations. To the extent that additional capital is raised through the sale of additional equity or debt securities, the issuance of such securities could result in additional dilution to our stockholders. In the event that we experience the need for additional capital, and are not able to generate capital from financing sources or from future operations, management may be required to modify, suspend or discontinue our operations and business plan.

The funds to complete Phase I, are projected by management to be used as follows: online and offline marketing programs, marketing Hotels.com.vn, utilizing the reservation software and completing online tradeshow software. The Company plans to obtain the necessary joint ventures, licenses, alliances and affiliates to market the web portal. WTS plans to hire sales and marketing staff in Vietnam and Mexico to complete agreements already in place. The Company also plans on hiring people, obtaining more agreements and alliances in Vietnam and Mexico.

November 2005-January 2006

WTS plans on pushing sales and marketing in Vietnam for Hotels.com.vn. The marketing has begun through search engines such as Google and Yahoo. Hotels.com.vn is beginning to work with tour companies in Vietnam and working out alliance and affiliate programs to start to promote tour packages. The selling of a tour package will give multiple reservations with groups of people reserving rooms thus boosting the revenues for Hotels.com.vn

Table of Contents	- 12 -

WTS and Hotels.com.vn are continuing to sign up 1 and 2 star hotels in Vietnam under 3 year contracts. The majority of hotels in the Vietnam are 1 and 2 star hotels, totaling approximately 3,000. Within the 64 provinces of Vietnam there are many hotels that are not 3, 4, or 5 stars, and the majority of these Hotels do not have websites. WTS and Hotels.com.vn supply these hotels with template websites so they can accept reservations online through the reservation engine. WTS projects that it will need additional sales and marketing staff as well as more customer care employees in Vietnam.

Currently, the Company has contracts with over 258 hotels in Vietnam, an increase of approximately 60, and we have contracted with over 90% of the 3-5 star hotels in Vietnam. The 2 star hotel signing is ongoing. Hotels.com.vn has been featured on Vietnamese television during a news television program, and has received an award from the Ministry of Trade in Vietnam. Hotels.com.vn was awarded the number one e-commerce travel tourism website and was ranked 13th overall in the Country of Vietnam. We expect to penetrate the hotel market with further funding for marketing in and out of Vietnam.

WTS has redesigned and launched the WorldTradeShow.com website. The new website has been redesigned to market specifically to Vietnam and Mexican tourism markets. Users are now able to make reservations for hotels in either country: via Hotels.com.vn for Vietnam, or Mybajaguide.com for Mexico. MyBajaGuide.com is slated to be launched in the spring of 2006. WTS has a Memorandum of Understanding (MOU) with MyBajaGuide.com for marketing their hotels, tours, restaurants, golf and businesses.

February - April 2006:

The launching of MyBajaGuide.com was launched in spring of 2006. WTS has a Memorandum of Understanding (MOU) with MyBajaGuide.com for marketing their hotels, tours, restaurants, golf resorts and businesses.

WTS projects launching the MyBajaGuide.com website this quarter, and the Company anticipates the need for additional sales and marketing staff in Mexico for this project. WTS will market the WTS Discount Card through the MyBajaGuide and WorldTradeShow Websites, and in newspapers and magazines in Mexico. WTS has initiated meetings with potential alliances and affiliates in both Mexico and Vietnam. We expect to have new agreements and MOUs announced during this quarter.

WTS will market MyBajaGuide.com, through newspapers, magazines, and tour companies in both California and Mexico. WTS will be working with current alliances and affiliates to cross-market hotel specials and discounts to advertise through websites, magazines, coupons, both on and offline.

WTS plans on officially inviting the Vietnamese Government tourism departments to our offices in late April of 2006. Invitations will be sent to VNAT, VNNIC, Saigon Tourist, Consulate General of Vietnam - San Francisco, and other affiliates and alliances in the USA, and Mexican. WTS is co-hosting a trade convention to showcase the Countries of Vietnam and Mexico tourism in late April 2006.

May - July 2006:

WTS will continue to market Hotels.com.vn and MyBajaGuide.com site during this quarter. Our target alliances and affiliates will be companies working in travel tourism in Asia and Latin America, including American and European travel and tourism Companies.

The DudeSmart.com division will be working on the WTS Discount Card for the Mexico and cross-market into Vietnam. The WTS Discount Card will be introduced to the Mexican market through a sales and marketing program in Baja, Mexico. The MyBajaGuide.com and WorldTradeShow.com websites will advertise and market and users will be able to download a temporary card from either website. WTS will first target hotels and restaurants, followed by golf clubs, travel tour companies, and rental car companies. The Discount Card will enable WTS to sign up more members to the MyBajaGuide.com website, and the sales staff in Mexico is excited to begin the project. Vendors have also expressed high interest in this program.

August - October 2006:

WTS anticipates hiring additional sales and marketing staff in Vietnam and Mexico to expand the hotel portals. Features and benefits such as the WTS Discount Card, tour packages, golf packages are planned in both Mexico and Vietnam.

WTS plans to sponsor golf tournaments in Vietnam, Mexico and the USA on the same day in all three countries. The WTS Discount Card will be one of the sponsors, and we plan on having television, newspapers, and magazines covering the event as well as some celebrities making appearances. This will be part of our marketing and branding of WTS in three different Countries.

Table of Contents	- 13 -

Use of Proceeds of $1,350,000 USD:
Operations USA:	$400k
Vietnam Expansion:	$200k
Mexican Expansion:	$200k
Marketing online:	$300k
Marketing offline:	$250k

As of November 30, 2005 we have expended $150,000 of the $1,500,000. WTS has expended the initial funds on the back-end operations of MyBajaGuide.com, and the hiring of sales staff and web designers in the Tijuana office. The company believes that an additional $1,350,000 of funding will be required to complete Phase I.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED APRIL 30, 2006 COMPARED TO THE CORRESPONDING PERIOD IN 2005.

The Company had gross sales totaling $0 for the year ended April 30, 2006, compared with $0 in gross sales for the same period ending April 30, 2005. The Company just started to receive revenues from its efforts in signing up hotels to their reservations website Hotels.com.vn. Currently this is the Company's only revenue source, which were offset with the licensing cost. The Company experienced a net loss of $622,828 for the year ended April 30, 2006, compared with a net loss of $1,413,934 for the same period ended April 30, 2005. This represents a decrease of $791,106 or 55.95% from the prior year. A substantial portion of the decrease in net loss is attributable to the impairment of intangible assets in the prior year, combined with increased marketing fees and an increase in other income.

Consulting fees totaled $223,900 for the year ended April 30, 2006, compared with $400,428 for the same period ending April 30, 2005. This represented a decrease of $176,528 or 44.1% from the prior year. Marketing and advertising cost totaled $180,000 for the year ended April 30, 2006, compared to $110,912 for the same period ending April 30, 2005. Selling, general and administrative expenses incurred by the Company were $759,612 for the year ended April 30, 2006, compared with $1,161,245for the same period ended April 30, 2005. This represented an increase of $401,633 or 34.58% from the prior year. The decrease is due primarily to decreased activity in the administrative area.

Intangibles and long-lived assets

Chaiisai Tora, Inc.

In March 1999, the Company acquired the business plan, customer database, and software related to the trade show business. In consideration given for these intangibles, the Company issued 25,000 shares of its common stock valued at $2.00 per share, or $50,000. As of May 1, 2002, the asset has been fully amortized.

Dudesmart.com

On June 23, 2000, the Company accepted a proposal to exchanged 1,200,000 144 shares of common stock for 100% of the outstanding common stock of Dudesmart.com, Inc., from a related party. At the time of the transaction, the shares were valued at $.22 per share (estimated value $264,000). Dudesmart.com will be the entertainment division for the Company specializing in the entertainment and gaming industry. The Company anticipates that the Dudesmart.com will achieve operational status by the summer of 2006

Hi-Tek Multimedia License Agreement

On April 24, 2003, the Company announced acquiring an Internet Reservations Software License Agreement, in exchange for issuing 27,500,000 common shares. At the time of the transaction the shares were valued at $0.01 (estimated value $275,000) to Hi-Tek Multimedia, a related party (Note 8). The license agreement was accounted for as an intangible asset on the balance sheet. The Company impaired $209,955 for the period ending April 30, 2005 leaving a net balance of $65,045, which the company believes it can recapture during the remainder of the licensing agreement.

Business.com.vn Marketing License Agreement

In February 2004, the Company entered into a marketing license agreement with Business.com.vn. Business.com.vn is the owner of a website that promotes the online sale of hotel and tour packages on behalf of participating hotels and tour operators.

The term of the marketing license agreement is for two years and requires the Company to pay a licensing fee of $150,000 and $300,000 for the years ending December 31, 2004 and 2005, respectively. The license fees for 2004 and 2005 are payable by August 10, 2004 and February 10, 2005, respectively. The Company has negotiated to defer the license fee payment until February 10, 2007. In exchange for the rights licensed, the Company will earn a royalty equal to fifty (50%) percent of gross sales, as defined in the agreement. The Company impaired $274,315 for the year ending April 30, 2005, leaving a net balance of $175,685, which the company believes it can recapture during the remainder of the license agreement.

Table of Contents	- 14 -

Liquidity and capital resources.

As of April 30, 2006, the Company had cash of $683, current liabilities of $4,359,666 and no long term liabilities. We anticipate that current operations will continue to be funded by shareholder loans or debt from our primary vendor and majority shareholder, Hi-Tek, until revenue from operations can sustain the cash flow requirements of the Company. We plan on signing a renewal of our service agreement with Hi-Tek to run for an additional 12 months through 2007, which provides for the payment of our monthly operating expenses and will allow us to operate without additional funding for the next twelve months.

Off-balance sheet arrangements.

We do not have any off-balance sheet financing arrangements or liabilities.

Critical accounting estimates and policies.

Recently issued accounting pronouncements. In November 2004, the Financial Accounting Standards Board (the "FASB") issued Revised Statement No. 123, Accounting for Share-Based Payment ("SFAS No. 123R"). This statement requires us to recognize the grant-date fair value of stock options in the Statement of Operations. In addition, we will be required to calculate this compensation using the fair-value based method, versus the intrinsic value method previously allowed under SFAS No. 123. This revision is effective for interim periods beginning after December 15, 2005. Accordingly, we will adopt this revised SFAS effective the first quarter of fiscal year 2007 (beginning February 1, 2006). We are currently evaluating how it will adopt SFAS No. 123R. The adoption of SFAS No. 123R is not expected to have a material effect on our results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirement for the accounting for, and reporting of, a change in accounting principles not prescribed by specific transition provisions of the newly adopted standard. It carries forward without change the requirements of APB Opinion No. 20 for accounting for error corrections and changes in estimates. The provisions of SFAS No. 154 will be effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not presently expect to make any accounting changes in the foreseeable future that would be affected by the adoption of SFAS No. 154 when it becomes effective.

Table of Contents	- 15 -

Item 7.  Financial Statements

Index To Audited Financial Statements

Page
	Independent Auditors' Report	F-2
	Independent Auditors' Report	F-3
	Balance Sheet as of April 30, 2006 (audited) and April 30, 2005 (audited)	F-4
	Statement of Operations for the Year ended April 30, 2006 (audited), April 30, 2005 (audited) and cumulative from inception (September 15, 1995 to April 30, 2006)	F-5
	Statement of Stockholders Equity from Inception September 19, 1995 to April 30, 2006	F-6
	Statement of Cash Flows for the year ended April 30, 2006 (audited), April 30, 2005 (audited) and cumulative from inception (September 15, 1995 to April 30, 2006)	F-8
	Notes to Financial Statements	F-9

F 1
Table of Contents	- 16 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Chang G. Park, CPA, Ph. D.
t 371 E STREET t CHULA VISTA t CALIFORNIA 91910-2615t
t TELEPHONE (858) 722-5953 t FAX (858) 408-2695 t FAX (619) 422-1465
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
WorldTradeShow.com, Inc.
9449 Balboa Avenue, Suite 114
San Diego, CA 92123

We have audited the accompanying balance sheet of WorldTradeShow.com, Inc. as of April 30, 2006 and the related statements of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of WorldTradeShow.com, Inc. as of April 30, 2005, were audited by other auditors whose report dated July 24, 2005, expressed an unqualified opinion on those statements. Their report included an explanatory paragraph regarding going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WorldTradeShow.com, Inc., as of April 30, 2006, and the results of their operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park, CPA
Chang G. Park, CPA

July 28, 2006
Chula Vista, CA 91910

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

F 2
Table of Contents	- 17 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

A	C	I	ARMANDO C. IBARRA Certified Public Accountants A Professional Corporation

	Armando C. Ibarra, C.P.A . Armando Ibarra, Jr., C.P.A., JD	Members of the California Society of Certified Public Accountants Members of the American Institute of Certified Public Accountants Members of the Better Business Bureau since 1997

To the Board of Directors WorldTradeShow.com, Inc.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheet of WorldTradeShow.com, Inc. as of April 30, 2005 and the related statements of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of WorldTradeShow.com, Inc. as of April 30, 2004, and for the period September 15, 1995 (inception) to April 30, 2004 were audited by other auditors whose report dated December 9, 2004, expressed an unqualified opinion on those statements. Their report included an explanatory paragraph regarding going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WorldTradeShow.com, Inc., as of April 30, 2005, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Armando C. Ibarra, CPA Armando C. Ibarra, CPA

July 24, 2005 Chula Vista, Ca. 91910

371 E Street, Chula Vista, Ca. 91910
	Tel: (619) 422-1348	Fax: (619) 422-1465

F 3
Table of Contents	- 18 -

WORLDTRADESHOW.COM, INC.
(A Developmet Stage Company)
Balance Sheets

	For the Year Ending

	April 30, 2006	April 30, 2005

ASSETS
Current assets
Cash	$683	$421
Accounts receivable	-	2,277

Total current assets	683	2,698

Equipment, net	-	222
Intangibles, net of accumulated amortization and impairment of $ 79,167 and $ 481,993 in 2006 and 2005, respectively	419,439	504,730

Total assets	$420,122	$507,650

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable	$4,765	$91,485
Due to related parties	2,667,581	2,995,601
Accrued liabilities	1,491,152	134,954
Demand notes payable	196,169	122,274

Total current liabilities	4,359,667	3,344,314

Due to shareholders		-
Long term liabilities	-	481,172

Total liabilities	4,359,667	3,825,486

Shareholders' deficit
Prefered stock; $0.0001 par value; 5,000,000 shares authorized none issued and outstanding	-	-
Common stock; $0.0001 par value; 100,000,000 shares authorized 37,710,506 and 37,537,540 shares issued and outstanding as of April 30, 2005 and 2004, respectively	3,770	3,770
Additional paid-in capital	1,811,786	1,811,786
Deferred compensation	(39,300)	(39,300)
Foreign currency translation	-	(1,119)
Deficit accumulated during the development stage	(5,715,801)	(5,092,973)

Total shareholders' deficit	(3,939,545)	(3,317,836)

Total liabilities and shareholders' deficit	$420,122	$507,650

The accompanying notes are an integral part of these financial statements

F 4
Table of Contents	- 19 -

WORLDTRADESHOW.COM, INC.
(A Developmet Stage Company)
Statements of Operations

	Fiscal Year Ending		Cumulative from inception (September 15, 1995 to April 30, 2006)

	April 30, 2006	April 30, 2005

Revenue	$-	$-	$112,261

Cost of Sales	-	-	158,143

Gross profit	-	-	(45,882)

General and administrative expenses:
Consulting fees	223,900	400,428	2,906,034
Depreciation and amortization	222	445	65,687
Marketing and promotion	180,000	110,912	630,552
Office and rent	70,270	35,000	335,329
Professional fees	42,799	17,900	270,267
Other administrative expenses	163,254	114,567	699,449
Impairment on Intangible assets	79,167	481,993	561,160

Total general and administrative expenses	759,612	1,161,245	5,468,478

Other income
Other income (debt forgivness)	211,319	25,613	236,932
Interest expense	(74,535)	(278,302)	(438,373)

	136,784	(252,689)	(201,441)

Net loss	$(622,828)	$(1,413,934)	$(5,715,801)

Loss per common share:
Basic	$(0.02)	$(0.04)

Weighted average shares outstanding:
Basic	37,710,506	37,652,851

Other comprehensive income (loss)
Foreign currency translation			(1,119)

Comprehensive loss	$(622,828)	$1,413,934	$(5,716,920)

The accompanying notes are an integral part of these financial statements

F 5
Table of Contents	- 20 -

WORLDTRADESHOW.COM, INC.
(A Development Stage Company)
Statement of Shareholders Equity

	Common Stock		Additional Paid In Capital	Deferred Compensation Expense	Foreign Currency Translation	Deficit Accumulated during the Development Stage	Total Shareholders' Equity (Deficit)

	Number of Shares	Amount

Inception, September 15, 1995	-	$-	$-	$-	$-	$-	$-
Common stock issued for:
Cash, October 1	31,240	31	156,169				156,200
Cash, December 5	6,950	7	69,493				69,500
Acquisition of license rights, April 17	56,000	56	5,544				5,600
Share issue costs			(45,000)				(45,000)
Comprehensive loss, April 30, 1996						(173,617)	(173,617)

Balance, April 30, 1996	94,190	94	186,206	-	-	(173,617)	12,683
Common stock issued for:
Cash, August 28	6,071	6	169,994				170,000
Cash, January 31	6,938	7	138,743				138,750
Comprehensive loss, April 30, 1997						(436,130)	(436,130)

Balance, April 30, 1997	107,199	107	494,943	-	-	(609,747)	(114,697)
Comprehensive loss, April 30, 1998						(187,315)	(187,315)

Balance, April 30, 1998	107,199	107	494,943	-	-	(797,062)	(302,012)
Common stock issued for:
Debt settlement, January 29	35,000	35	34,965				35,000
Cash, March 30	13,750	14	27,486				27,500
Obligation to issue stock, March 30	47,975	48	95,902				95,950
Debt settlement, April 6	37,700	38	75,362				75,400
Acquisition of intellectual property, April 6	25,000	25	49,975				50,000
Comprehensive loss, April 30,1999					(553)	(138,713)	(139,266)

Balance, April 30, 1999	266,624	267	778,633	-	(553)	(935,775)	(157,428)
Common stock issued for:
Cash, February 11	22,894	23	59,977				60,000
Debt settlement, February 14	119,899	120	113,783				113,903
Cash, February 23	21,505	21	19,979				20,000
Cash, March 16	6,955	7	24,993				25,000
Forward split 20:1, March 27	8,319,663	437	(437)				-
Comprehensive loss, April 30, 2000					(566)	(296,598)	(297,164)

Balance, April 30, 2000	8,757,540	875	996,928	-	(1,119)	(1,232,373)	(235,689)
Common stock issued for:
Acquisition of Dudesmart.com, May 11	1,200,000	120	263,940				264,060
Cash, August 23	80,000	8	19,996				20,004
Stock Option Issued			140,630				140,630
Comprehensive loss, April 30, 2001						(680,009)	(680,009)

Balance, April 30, 2001	10,037,540	1,003	1,421,494	-	(1,119)	(1,912,382)	(491,004)
Comprehensive loss, April 30, 2002						(415,912)	(415,912)

Balance, April 30, 2002	10,037,540	1,003	1,421,494	-	(1,119)	(2,328,294)	(906,916)
Common stock issued for:
License fee Hi-Tek Multimedia, February 25	27,500,000	2,750	272,250				275,000
Comprehensive loss, April 30, 2003						(544,959)	(544,959)

Balance, April 30, 2003	37,537,540	3,753	1,693,744	-	(1,119)	(2,873,253)	(1,176,875)
Comprehensive loss, April 30, 2004						(805,787)	(805,787)

Balance, April 30, 2004	37,537,540	3,753	1,693,744	-	(1,119)	(3,679,040)	(1,982,662)
Common stock issued for:
Debt settlement, August 27,2004	172,966	17	78,742				78,759
Stock Option Issued			39,300	(39,300)			-
Comprehensive loss, April 30, 2005						(1,413,934)	(1,413,934)

Balance, April 30, 2005	37,710,506	$3,770	$1,811,786	$(39,300)	$(1,119)	$(5,092,974)	$(3,317,837)

Comprehensive loss, April 30, 2006					1,119	(622,828)	(621,709)

	37,710,506	3,770	1,811,786	(39,300)	-	(5,715,801)	(3,939,546)

The accompanying notes are an integral part of these financial statements

F 6
Table of Contents	- 21 -

WORLDTRADESHOW.COM, INC.
(A Development Stage Company)
Statement of Cash Flows

	Fiscal Year Ended		Cumulative from inception (September 15, 1995) to April 30, 2006

	April 30, 2006	April 30, 2005

Cash flows from operating activities:
Net loss	$(622,828)	$(1,413,934)	$(5,715,801)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	222	445	65,687
Foreign currency translation	1,119	-	-
Stock options issued		-	140,630
Impairment	85,291	484,270	569,561
Changes in operating assets and liabilities:
(Increase) Decrease in account receivable	2,277	(2,277)
Increase (decrease) in accounts payable	(86,720)	-	4,765
Increase (decrease) in accrued liabilities	1,356,198	44,582	2,062,091

Net cash used by operating activities	735,559	(886,914)	(2,873,067)

Cash flows from investing activities:
Purchase of equipment	-	-	(10,087)
Acquisition of intellectual property (in-kind)	-	-	50,000

Net cash (used) provided by investing activities	-	-	39,913

Cash flows from financing activities:
Common stock issued for cash	-	-	686,950
Share issuance costs	-	-	(45,000)
Settlement of debt and intellectual property (in-kind)	-	-	174,304
Settlement of obligation to issue capital stock	-	78,759	174,709
Reduction of long-term liabilities	(481,172)		(481,172)
Proceeds from demand notes payable	73,895	44,583	196,169
Due to related parties	(328,020)	763,696	2,127,877

Net cash provided by financing activities	(735,297)	887,038	2,833,837

Net increase (decrease) in cash	262	124	683

Cash, beginning of the period	421	297	-

Cash, end of the period	$683	$421	$683

Non-cash investing and financing activities:

Debt issued for marketing license agreement		-	$450,000
Other income		25,613
Stock options Issued		39,300	179,930
Common stock issued for license fee - HiTek Multimedia		-	275,000
Common stock issued for acquisition of Dudesmart.com		-	264,000
Common stock issued in exchange for intellectual property		-	55,600
Common stock issued in exchange for debt		78,759	399,013
Supplemental cash flow disclosure:
Interest paid		$-	$-

Taxes paid		$-	$-

The accompanying notes are an integral part of these financial statements

F 7
Table of Contents	- 22 -

WORLDTRADESHOW.COM, INC.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2006

1.  Organization

WorldTradeShow.com, Inc. (the "Company") was originally formed on September 15, 1995 as Interactive Processing, Inc., a Nevada corporation, to market high-tech consumer electronics through television home-shopping networks, retail stores, catalog companies and their website remotecontrols.com. In March 1999, the Company changed its name to WorldTradeShow.com, Inc. During the same month, the Company acquired intellectual property rights to a database and business plan and significantly changed its business plan to develop tradeshow software and market both physical and virtual tradeshow space through the Company's website.

The Company is an online e-commerce marketing company. WTS is currently marketing Hotels in Vietnam through a portal - www.Hotels.com.vn The Company will be marketing a virtual trade show online, show casting companies from Vietnam and Mexico through its current alliance and affiliate agreements. WTS plans on marketing Mexican hotels through its portal - www.mybajaguide.com in late summer 2005. The Company will promote tour packages, golf tours and resort packages on both web sites.

The Company has not yet commenced significant operations and therefore, is classified as a development stage enterprise.

2.   Summary of Significant Accounting Policies

Basis of Presentation

The Company has experienced recurring losses, has an accumulated deficit of $ 5,715,801 has negative working capital and has not yet commenced significant operations. These factors, among others, raise substantial doubt as to its ability to obtain long-term debt or equity financing in order to have the necessary resources to further design, develop and launch the website and market the Company's new service and existing products. The Company's management believes that if the Company is not successful in obtaining equity financing, the business plan will be seriously inhibited. The Company's management believes it can attain the necessary funding because of its penetration in the online Hotel market in the Country of Vietnam. The Company also has a strong partner in Hi-Tek, Inc. which has been funding the operations of WTS.

Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classifications or liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended by SAB 101A and 101B and as revised by SAB 104, "Revenue Recognition" and Statement of Position No. 97-2, "Software Revenue Recognition." Accordingly, we recognize revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

F 8
Table of Contents	- 23 -

WORLDTRADESHOW.COM, INC.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2006

Revenue Recognition, continued

The Company generates revenues from commissions earned on net sales from its internet-based reservations. Internet revenues consist primarily of commissions, which are recorded at net in accordance with EITF 99-19. This revenue is recognized when customers present records of the room reservations made on the Company's internet based software. The Company also has to take into consideration EITF01-09 in which the company's revenues get reduced by the consideration it has paid to its vendor, as the consideration paid to the vendor exceeds the benefit received.

Sales Returns Allowances and Allowance for Doubtful Accounts

Significant management judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Management must make estimates of potential future order disputes related to current period product revenue. Allowances for estimated product returns are provided at the time of sale. We evaluate the adequacy of allowances for returns primarily based upon our evaluation of historical and expected sales experience and by channel of distribution. The judgments and estimates of management may have a material effect on the amount and timing of our revenue for any given period.

Similarly, management must make estimates of the uncollectibility of accounts receivable. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures About Fair Value of Financial Instruments requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's financial instruments as of April 30, 2005 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses. The fair value of related party payables is not determinable.

Equipment

Equipment is carried at cost. Depreciation is computed using a declining balance method over the estimated useful lives of the depreciable property, which range from 3 to 5 years. Management evaluates useful lives regularly in order to determine recoverability taking into consideration current technological conditions. Maintenance and repairs are charged to expense as incurred; additions and betterments are capitalized. Upon retirement or disposal of any item of equipment, the cost is and related accumulated depreciation of the disposed assets is removed, and any resulting gain or loss is credited or charged to operations.

Long-lived Assets

The Company records impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. In that case, if the sum of the expected future cash flows were less than the carrying amount of the asset, an impairment loss would be recognized for the difference between the carrying amount of the asset and its fair value.

F 9
Table of Contents	- 24 -

WORLDTRADESHOW.COM, INC.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2006

Income Taxes

The Company utilizes SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Issuance of Stock for Services

SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for employee stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123; accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. For stock options issued to non-employees, the issuance of stock options is accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Compensation expense is recognized in the financial statements for stock options granted to non-employees in the period in which the consideration is obtained from the non-employee.

Compensation expense is recognized in the financial statements for issuances of common shares to employees and non-employees that have rendered services to the Company. Compensation expense is recognized based on the fair value of the services rendered or the fair value of the common stock, whichever is more readily determinable.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires the Company to report and display certain information related to comprehensive income. Comprehensive income consists of net income; unrealized gains on available-for-sale securities; minimum pension liability adjustments; change in market value of futures contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. The Company evaluated SFAS No. 130 and determined that the Company's foreign currency translation adjustment was the only comprehensive income adjustment as of April 30, 2005 and 2004.

Foreign Exchange Transaction and Translation

The assets and liabilities maintained in other than United States dollars are translated into United States dollars at current exchange rates, and revenues and expenses are translated at average exchange rates for the year. Resulting translation adjustments are reflected as a separate component of shareholders' equity (deficit).

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other the functional currency, except those transactions which operate as a hedge of an identifiable foreign currency commitment or as a hedge of a foreign currency investment position, are included in the results of operations as incurred.

F 10
Table of Contents	- 25 -

WORLDTRADESHOW.COM, INC.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2006

Segment Information

SFAS No. 131, Segment Information, amends the requirements for companies to report financial and descriptive information about their reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by a Company in deciding how to allocate resources and in assessing performance. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company evaluated SFAS No. 131 and determined that the Company intends to operate two operating segments, trade show and entertainment.

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilative convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby we used to purchase common stock at the average market price during the period.

The Company has potentially dilutive securities in the form of outstanding stock options issued to three members of the Board of Directors. There are no other potentially dilutive securities outstanding.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.

Significant estimates made by management are, among others, realizability of long-lived assets, deferred taxes and stock option valuation. Management reviews its estimates on a quarterly basis and, where necessary, makes adjustments prospectively.

New Accounting Pronouncements

.

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001, and for purchase business combinations completed on or after July 1, 2001. Upon adoption of SFAS No. 142, it also requires that the Company reclassify, if necessary, the carrying amounts of intangible assets and goodwill, based on the criteria in SFAS No. 141. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment, at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purpose of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. The effect of adoption of these statements is not expected to be material.

F 11
Table of Contents	- 26 -

WORLDTRADESHOW.COM, INC.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2006

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and will require companies to record a liability for asset retirement obligation in the period in which they are incurred. Adoption of this statement is not expected to be material.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in that it removes goodwill from its impairment scope and allows for different approaches in cash flow estimation. However, SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of. SFAS No. 144 also supersedes the business segment concept in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, in that it permits presentation of a component of an entity, whether classified as held for sale or disposed of, as a discontinued operation. However, SFAS No. 144 retains the requirement of Accounting Principals Board Opinion No. 30 to report discontinued operations separately from continuing operations. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 with earlier application encouraged. Implementation of SFAS No. 144 will not have a material effect on the Company's results of operations or financial position.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No.146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends SFAS No. 133 for certain decisions made by the FASB Derivatives Implementation Group.  In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying instrument to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements.  This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS No. 149 are to be applied prospectively.  Management does not expect the adoption of SFAS No. 149 to have a material impact on our financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The adoption of SFAS 150 did not have any material impact on its financial position, cash flows or results of operations.

F 12
Table of Contents	- 27 -

WORLDTRADESHOW.COM, INC.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2006

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Shared-Based Payment ("SFAS 123R). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year 2005. Currently, the Company accounts for its share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary transactions ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception of exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

3.  Equipment

Equipment at April 30, 2006 and 2005 consisted of the following:

	2006	2005
Computer equipment	$10,087	$10,087
Accumulated depreciation	(10,087)	(9,865)
Equipment, net	$-	$222

Depreciation expense charged to operations was $222 and $445 for the period ending April 30, 2006 and 2005, respectively.

4.  Intangibles, long-lived assets and Goodwill

Chaiisai Tora, Inc.

In March 1999, the Company acquired the business plan, customer database, and software related to the trade show business from Chaiisai Tora, Inc. In consideration given for these intangibles, the Company issued 25,000 shares of its' common stock valued at $2.00 per share, or $50,000. The asset has been fully amortized in prior years.

Dudesmart.com

On June 23, 2000, the Company accepted a proposal to exchanged 1,200,000 shares of common stock for 100% of the outstanding common stock of Dudesmart.com, Inc., from a related entity (Note 8). At the time of the transaction, the shares were valued at $.22 per share (estimated value $264,000). Dudesmart.com will be the entertainment division for the Company specializing in the entertainment and gaming industry. At the date of accusation Dudesmart.com had no fixed assets and all development fees were expensed as occurred. Therefore the Company recognized this transaction as Goodwill. The Company anticipates that the Dudesmart.com will be fully operational in the second quarter of 2006. The Company from on an annual basis evaluates the fair value of its goodwill.and would record impairment to its when there is evidence that events or changes in circumstances, and an analysis of future cash flows have made recovery of the asset's carrying value unlikely in accordance SFAS 142.

F 13
Table of Contents	- 28 -

WORLDTRADESHOW.COM, INC.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2006

4.  Intangibles, long-lived assets and Goodwill (continued)

Hi-Tek Multimedia License Agreement

On April 24, 2003, the Company announced the License Agreement of an Internet Reservations Software License Agreement from Hi Tek Multimedia (Hi Tek), in exchange for 27,500,000 common shares. At the time of the transaction the shares were valued at $0.01. The Company is utilizing the Hi-Tek internet reservations software. The license agreement was accounted for as an intangible asset on the balance sheet. During the fiscal year ended April 30, 2005 the Company recognized $209,955 was impaired to bring the asset to its estimated recoverable value, leaving a net balance of $65,045, which the Company believes it will be able to recover before the license agreement expires The Company management continually reviews its Goodwill for impairment and believes that carrying value of the assets is stated at its fair market value.

Business.com.vn Marketing License Agreement

In February 2004, the Company entered into a marketing license agreement with Business.com.vn. Business.com.vn is the owner of a website (Hotels.com.vn) that promotes the online sale of hotel and tour packages on behalf of participating hotels and tour operators.

VNAT and VITA, Vietnam National Association of the Tourism and Vietnam Travel Association, recognize Hotels.com.vn as Vietnam's official Hotel Website. In Vietnam, there are over 3,500 hotels and 400 tour companies to be promoted worldwide via the internet to generate online sales throughout the Country of Vietnam.

The term of the marketing license agreement requires the Company to pay a licensing fee of $450,000. The Company has negotiated to defer the license fee payment until February 10, 2007. In exchange for the license fee, the Company will earn a royalty equal to fifty (50%) percent of gross sales, from reservations made on the Hotels.com.vn website, as defined in the agreement. As of April 30, 2006, $492,714 in unpaid license and royalty fees, including interest of $50,075 accumulated at 18%. However the company was further able to negotiate to get three quarters interest waived for the year ending April 30, 2006. The amount is included in long-term liabilities in the balance sheet. The Company has impaired $ 79,167 and $274,315 for the years ending April 30, 2006 and 2005 respectively to bring the asset to its estimated recoverable value, leaving a net balance of $155,439. Company management continually reviews its intangible assets for impairment and believes that carrying value of the assets is recoverable.

WTS and Hotels.com.vn are continuing to sign up 1 and 2 star hotels in Vietnam under 3 year contracts. The majority of hotels in the Vietnam are 1 and 2 star hotels, totaling approximately 3,000. Within the 64 provinces of Vietnam there are many hotels that are not 3, 4, or 5 stars, and the majority of these Hotels do not have websites. WTS and Hotels.com.vn supply these hotels with template websites so they can accept reservations online through the reservation engine. WTS projects that it will need additional sales and marketing staff as well as more customer care employees in Vietnam.

F 14
Table of Contents	- 29 -

WORLDTRADESHOW.COM, INC.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2006

Currently, Hotels.com.vn has contracts with over 258 Hotels in Vietnam. We have contracted with over 90% of the 3-5 star hotels in Vietnam - the 2 star hotel signing is ongoing. Hotels.com.vn has been featured on Vietnamese television during a news television program, and has received an award from the Ministry of Trade in Vietnam. Hotels.com.vn was awarded the number one e-commerce travel tourism website and was ranked 13th overall in the Country of Vietnam. We expect to penetrate the hotel market with further funding for marketing in and out of Vietnam.

Summary of Intangible,long lived assets and goodwill:

Licenses:	Purchase Price	Amortization/ Impairment	Net Value

Chaiisai Tora, Inc.	$ 50,000	$ 50,000	$ -
Hi-Tek Software License	275,000	275,000	-
Business.com License Agreement	450,000	274,315	155,439

Total Intangible Assets	$ 775,000	$ 599,315	$ 155,439

Dudesmart.com	$ 264,000	$ -	$ 264,000

Total Goodwill	$ 264,000	$ -	$ 264,000

Estimated Amortization Expense: For the year ended April 30, 2007  $  155,439

5.  Provision for income taxes

The components of the provision for income taxes are as follows:

	2006	2005

Current Tax Expense
U.S. Federal	$ -	$ -
State and Local	800	800

Total Current	800	800

Deferred Tax Expense
U.S. Federal	$ -	$ -
State and Local	-	-

Total Deferred	-	-

Total Tax Provision	$ 800	$ 800

F 15
Table of Contents	- 30 -

WORLDTRADESHOW.COM, INC.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2006

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

	2006	2005

Federal Income Tax Rate	(34.0)%	(34.0)%
Effect of Valuation Allowance	34.0%	34.0%

Effective Income Tax Rate	0.0%	0.0%

As of April 30, 2006, the Company has a federal net operating loss carry forwards of $5,715,801 that can be utilized to reduce future taxable income. The net operating loss carry forward will expire at various dates beginning 2011 through 2018 if not utilized. Utilization of the net operating loss and tax credit carry forward may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carry forwards before utilization. The Company has provided a full valuation allowance on the deferred tax asset because of uncertainty regarding realizability.

6.  Major Customer And Segment Information

The Company currently operates solely in one industry segment: the marketing and support of its hotel reservations system in Vietnam. No one customer accounted for approximately 5% of gross revenues for the year ending April 30, 2006. The Company has no operations or assets located outside of the United States. The Company's commissions revenue is concentrated in the Vietnam Hotel reservations system, creating a risk of concentration associated with the sale of a single product and limited customer base. The loss of this single market could cause severe damage to the Company's financial future.

7.  Related Party Transactions

Company Officers

Mr. Sheldon Silverman resigned as the Company's president and became Chief Executive Officer on June 23, 2000. Mr. Silverman was again appointed Chief Executive Officer in July 2001.

Mr. Thomas Johnson became president of the Company on June 23, 2000 and a member of the board of directors on July 6, 2000. On June 30, 2001, Mr. Thomas Johnson resigned as President.

Dr. Lee Johnson became Chief Technical Officer of the Company on June 23, 2000 and a member of the board of directors on July 6, 2000. On August 31, 2004, Dr. Lee Johnson resigned as a director and joined the Board of Advisors.

Mr. Thomas Johnson and Dr. Lee Johnson, both former officers and members of the board of directors, are brothers. We believe that we would not be able to continue as a going concern at this time if Dr. Johnson did not control the Company.

During September 2004, John Spinelli was appointed to the Board of Directors, as well as, Director of International Sales & Marketing.

In March 2004 Carlos Rosette was appointed to the Board of Directors.

F 16
Table of Contents	- 31 -

WORLDTRADESHOW.COM, INC.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2006

Acquisition of Dudesmart.com, Inc.

On June 23, 2000, the Company accepted a proposal to exchange 1,200,000 shares of its common stock for 100% of the outstanding shares common stock of Dudesmart.com, Inc. In September 2000, the exchange was completed and Mr. Thomas Johnson and Dr. Lee Johnson, the sole shareholders of Dudesmart.com, Inc. each received 600,000 shares of the Company's common stock. At the time of the transaction, the shares were valued at $.22 per share (total value $264,000).

License Agreement with Hi-Tek Multimedia, Inc.

On April 24, 2003, the Company announced acquiring an Internet Reservations Software License Agreement, in exchange for issuing 27,500,000 common shares to Hi-Tek Multimedia (Hi-Tek). Mr. Thomas Johnson and Mr. Lee Johnson are the sole shareholders of Hi-Tek. Hi-Tek, a strategic business partner and a leading International e-commerce software development enterprise, will be providing its proprietary software, HI-TEK Res, to generate revenue for the Company from business and consumer travelers seeking to reserve hotels at their selected destinations worldwide while visiting or attending tradeshows and conferences.

Professional Services Agreement with Hi-Tek Multimedia, Inc.

WorldTradeShow.com retained Hi-Tek to design, program, produce and implement the following:
●	Corporate and promotional web sites.
●	Initial module of the WorldTradeShow.com reservation engine.
●

Preliminary offline and online marketing plan, including designing and producing all supporting marketing and promotional materials (CD-ROM, media kit, web slide presentation and corporate literature).

●	Consult with the management of the company on an as needed basis.

As of April 30, 2006 and 2005, the Company owed Hi-Tek approximately $1,402,863 and $930,082 respectively, for unpaid consulting fees, service fees, rent, expenses and cash advances which were included in amount due to related party on the balance sheet. Cash advances as of April 30, 2006 and 2005 amounted to $83,050 and $90,352, respectively. Additionally, Hi-Tek charges interest at a rate of 10 percent on the cash advances and "unpaid fees" resulted in accrued interest, which it has waived for the year ending April 30, 2006. As of April 30, 2006 and 2005, accrued interest on these advances was approximately $6,700 and $6,700, respectively. The agreement is renewable on an annual basis. Hi-Tek agreed to forgive the interest accrued as of April 30, 2004 in the amount of 23,800 during the year ended April 30, 2005. The amount forgiven is included in other income.

Other Affiliated Entities

Mr. Sheldon Silverman owns shares personally and through a company under his control. From time to time, this company and Mr. Silverman have received Worldtradeshow.com, Inc. common shares in exchange for debt. For the fiscal years ended April 30, 2005 and 2004, Mr. Silverman did not receive any common shares in exchange for debt.

F 17
Table of Contents	- 32 -

WORLDTRADESHOW.COM, INC.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2006

Consulting Agreements

Dr. Lee Johnson, Mr. Thomas Johnson and Mr. Sheldon Silverman have entered into three separate consulting agreements with the Company, for which the Company has accrued unpaid consulting fees. Similar consulting agreements were extended for two of the individuals on an annual basis at terms similar to the original agreement through July 2005.

The above consultant agreements also contained 2,250,000 stock options, of which 150,000 remain exercisable due to expiration or have been forfeited by the officers. As the June 2000 consulting agreement provided for the options to be purchased at below the Company's market price on the date of grant, the Company has recorded consulting fees relating to these options of $140,630 (Note 11).

Unpaid Consulting Fees / Advances from Related Parties

As of April 30, 2006 and 2005, the Company has unpaid consulting fees to officers / directors of approximately $2,330,000 and $2,330,000, respectively. $1,050,000 of these fees currently bear interest at a rate of 12 percent. As of April 30, 2006, accrued interest on these fees were approximately $208,887, which is included in due to related parties.

As of April 30, 2006 and 2005, the Company also has received advances of $180,000 from a former officer and Board member. These advances currently bear interest at a rate of 12 percent. As of April 30, 2006 and 2005, accrued interest on these advances was approximately $88,148 and $88,184, respectively, which are included in due to related parties. These advances are not repayable until July 1, 2006 at which point the Company anticipates it will be able renegotiate the terms of the payments and all monies owed to the related parties. We are expecting close on negotiations in August 2006.

Office Leases

The Company leases its office space in San Diego, California, on a month-to-month basis from a related party. Rent expense under these agreements for the fiscal years ended April 30, 2006 and 2005 was $30,000 and $35,000, respectively.

8.  Marketing and Distribution Agreements

Partnership with DotVN

In May 2003, the Company announced a partnership with Dot.vn the official Vietnamese Registration Company. The Company is considered a re-seller of domain names, WTS will receive a commission for each domain name set up via the Companies web portal.

The Company is working closely with Dot.vn to market and distribute these domains on its WTS business web portal. The revenue from the partnership agreement is anticipated to allow the Company to start receiving operating funds during 2006.

F 18
Table of Contents	- 33 -

WORLDTRADESHOW.COM, INC.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2006

Agreement to Market MASXIMA Discount Card

In November 2003, the Company signed an agreement with Grupo Campestre to market the Mexican MASXIMA Discount Card. The signing of this Memorandum of Understanding allows the Company to promote and market the MASXIMA Discount Card, in Baja California, Mexico on its WorldTradeshow.com web portal.

WTS and Maxsima Discount Card Memorandum of Understanding (MOU) states "both parties will have a revenue sharing partnership, whereby WTS may retain up to 20% in recurring revenue."

Letter of Intent with All American Casting International

In November 2003, the Company signed a Letter of Intent ("LOI") with All America Casting International ("All American") to be the exclusive marketer and distributor of its broadband Voice Over Internet Protocol telecom technology to its Vietnamese enterprise clients. The LOI with All American is not currently proceeding. All American has not fulfilled its obligation as set forth in any of the points on the LOI. The Company is not pursuing any other agreements regarding Voice Telecommunications over the Internet

9.  Basic And Fully Diluted Loss Per Common Share:

Effective November 30, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128") which replaced the presentation of "primary" and "fully-diluted" earnings (loss) per common share required under previously promulgated accounting standards with the presentation of "basic" and "diluted" earnings (loss) per common share. Basic earnings (loss) per common share is calculated by dividing net income or loss by the weighted average number of common shares outstanding during the period. The calculation of diluted earnings (loss) per common share is similar to that of basic earnings (loss) per common share, except that the numerator and denominator are adjusted to reflect the decrease in earnings per share or the increase in loss per share that could occur if securities or other contracts to issue common stock, such as stock options and convertible notes, were exercised or converted into common stock.

10.  Stock Options

On June 30, 2000, the Company issued 1,350,000 options to certain officers. The options have an exercise price of $0.10 per share, vest over a three-year period, beginning July 1, 2000 and expire one year after becoming exercisable. As of April 30, 2005, no options had yet been exercised. As the consulting agreements provided for the options to be exercised at below the Company's market price on the date of grant, the Company recorded additional consulting fees relating to estimated value of these options of $140,630. These options were subsequently cancelled and new options issued.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model for the fiscal year ended April 30, 2001; dividend yield of 0%; expected volatility of 250%; risk-free interest rate of 6.5%; and expected life of 3 years.

On June 30, 2003, the Company issued 900,000 options to certain officers. The options have an exercise price of $0.30 per share (estimated market price at date of grant), vest over a three-year period, beginning June 30, 2003 and expire one year after becoming exercisable. As of the date of this report, 750,000 options have expired or were forfeited and no options had yet been exercised.

F 19
Table of Contents	- 34 -

WORLDTRADESHOW.COM, INC.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2006

In September 2004, the Company issued 200,000 options to a consultant. The options have an exercise price of $0.75 per share, vest over a one-year period, beginning in September 2004 and expire one year after becoming exercisable. As of the date of this report, no options had yet been exercised. As the consulting agreement provided for the options to be purchased at below the Company's market price on the date of grant, the Company recorded deferred compensation relating to these options of $39,300 during the second quarter of fiscal 2005 as the company believes the options will not be exercised.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

A summary of stock option activity for all plans follows:

Outstanding Options	Options Outstanding	Exercise Price
Authorized	-	-
Granted	2,450,000	$0.75-$0.30
Exercised	-	$0.00
Canceled	(2,100,000)	$0.30
Balance, April 30, 2006	350,000	$0.75-$0.30

Following is a summary of the status of fixed options outstanding at April 30, 2006:

	Outstanding Options			Exercisable Options
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.30-$.75	250,000	1 years	$0.48	250,000	$0.48
$0.75	100,000	2 years	0.75	100,000.75

F 20
Table of Contents	- 35 -

WORLDTRADESHOW.COM, INC.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2006

Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at grant dates for awards under those plans consistent with the method described in SFAS 123, the Company's net loss would have been as follows:

	Year Ended April 30,

	2006	2005

Net Loss:
As reported	$622,828	$1,413,934
Pro forma	$757,395	$1,554,564

Basic loss per share:
As reported	$(0.02)	$(0.04)
Pro forma	$(0.02)	$(0.04)

11.  Comprehensive Loss

The single component of other comprehensive loss is foreign exchange translation gains. Due to the availability of net operating losses, there is no tax effect associated with the component of other comprehensive loss.

12.  Contingencies

In the opinion of management, there are no matters requiring recognition or disclosure as a loss contingency in accordance with Statement of Financial Standards No. 5, Accounting for Contingencies.F19

13.  Foreign Currency Exchange and Translation

The functional currency of the Company is the U.S. dollar. The Company, prior to the fiscal year ended April 30, 2001, also had a Canadian dollar bank account it used for some operations. For reporting purposes, the financial statements are presented in U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. The balance sheet is translated into U.S. dollars at the exchange rates prevailing at the balance sheet date and the statement of operations and cash flows at the average rates for the relevant periods. As the company is

F 21
Table of Contents	- 36 -

WORLDTRADESHOW.COM, INC.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2006

14.  Going Concern

To date the Company has had limited sales due to the early stage of its efforts to transition into the marketing of its internet resources. Consequently, the Company has incurred recurring losses from operations. These factors, as well as the risks associated with raising capital through the issuance of equity and/or debt securities creates uncertainty as to the Company's ability to continue as a going concern.

The Company's plans to address its going concern issues include:

*	Increasing sales of its products through national distribution channels and through direct marketing to consumers;
*	Raising capital through the sale of debt and/or equity securities; and,
*	Settling outstanding debts and accounts payable, when available, through the issuance of debt and/or equity securities.

There can be no assurance that the Company will be successful in its efforts to increase sales, issue debt and/or equity securities for cash or as payment for outstanding obligations.

Capital raising efforts may be influenced by factors outside of the control of the Company, including, but not limited to, capital market conditions. During the year ended April 30, 2006 the Company borrowed cash and retired outstanding obligations through the issuance of equity and debt/equity securities totaling $ 169,111 in the aggregate. Of this amount, $78,759 of equity and were issued to pay past due creditors.

The Company is in various stages of finalizing implementation strategies on a number of products and is actively attempting to market its products nationally in Vietnam. As a result of capital constraints it is uncertain when it will be able to start its websites to utilize the available licenses.

15.  Stock Issuances

In February 2003, the Company issued 27,500,000 shares of its $0.0001 par value common stock to enter into an Internet Reservations Software License Agreement with Hi-Tek Multimedia, Inc., a related party.

In September 2004, the Company issued approximately 173,000 shares of its $0.0001 par value common stock for repayment of approximately $79,000 in outstanding debt, which includes $3,450 of accrued interest.

16.  Subsequent Events

On July 21, 2005 the company was advised that it has passed all its comments and has been cleared to trade on the OTC BB.

F 22
Table of Contents	- 37 -

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective July 20, 2006, Armando C. Ibarra, Certified Public Accountants, A Professional Corporation ("Ibarra") resigned as principal auditor for WorldTradeShow.com, Inc. (the "Company"). At no time through that date were there any disagreements between the Company and Ibarra on any matter of accounting principles or practices, financial statement disclosures or auditing scopes or procedures. Ibarra performed the audit of the Company's financial statements for the fiscal year-end April 30, 2005. The audit of the Company's financial statements for the fiscal year ended April 30, 2006 has not been completed. The audit report of Ibarra did not contain either an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope or accounting principles.

Item 8A:  Controls and Procedures

(a) Disclosure Controls and Procedures

The Company's Chief Executive Officer is also the Chief Financial Officer ("Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of the end of the period covered by this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are effective to ensure that all material information required to be filed in this 10-QSB have been made known to him in a timely fashion to allow timely decisions regarding required disclosure. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

(b) Changes in Internal Controls over financial reporting

There have been no changes in our internal controls over financial reporting during our last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Limitations on Effectiveness of Disclosure Controls and Procedures

Disclosure controls and procedures cannot provide absolute assurance of achieving financial reporting objectives because of their inherent limitations. Disclosure controls and procedures is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Disclosure controls and procedures also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by disclosure controls and procedures. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Item 8B:  Other Information

None.

Table of Contents	- 38 -

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

Name	Age	Position
Sheldon Silverman	43	Chief Executive Officer
Carlos Rosette	52	Director Sales and Marketing in Mexico

The officers and directors of the Company will devote only such time as they deem appropriate in the business affairs of our Company. It is, however, expected that the officers will devote the time deemed necessary to perform their duties for the business of our Company. The amount devoted by each director is discussed below.

The directors of the Company are elected to hold office until the next annual meeting of shareholders and until they're respective successors have been elected and qualified.

Biographies of Our Executive Officers and Directors

Sheldon Silverman: Mr. Silverman is the inventor of the football sport remote and TV terminator universal remote controls and holds USA and Canadian patents.

In April 1996, Mr. Silverman served as President and Chief Executive Officer of Interactive Processing Inc., a publicly traded Company under the symbol IAPI.

In March 1999, he founded WorldTradeShow.com, a highly interactive web portal designed to produce and promote virtual trade shows online. He assisted the Company by designing the business and marketing plan, along with seeking seed capital to produce the web portal and its database. Mr. Silverman also has experience working with the investment banking community, broker dealers and is experienced with public markets.

Carlos Rosette: Mr. Carlos Rosette, a Baja California native has a degree in Tourism Administration from Universidad Autonoma de Baja California. He is a tourism promoter, with over 30 years of experience in the hotel, rental car, tour and travel where he has achieved various executive positions. For example, he managed Ramada Inn, Avis Car Rental of Mexico, Fiesta Americana Hotel and Mexico Coach successfully. In addition, Mr. Rosette has organized business conventions in Tijuana for over 5 straight years and headed the marketing and operation logistics for the Pavarotti Concert in 2003 with over 40,000 attendees. He founded Travel to Baja Tourist Information Center in San Diego, representing and promoting over 50 hotels and merchants in the Tijuana , Rosarito and Ensenada corridor.

Mr. Rosette has been president of the SKÅL CLUB of Tijuana & Ensenada which is an international association of professionals in the field of tourism with over 600 Clubs worldwide, meeting monthly with the main purpose of expanding friendships through tourism. Recently, The Urbi Corporation, the third largest housing developer in Mexico, recruited Mr. Rosette to restructure the business plan for the Festival Plaza Hotel in Rosarito, as sales, marketing and real estate director.

Involvement in certain legal proceedings. To the best of management's knowledge, there are no material legal proceedings filed or threatened against the Company.

Section 16(a) beneficial ownership reporting compliance. Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than 10% of our common stock to file with the SEC certain reports regarding their stock ownership ("Section 16(a) Reports"). Such persons are required to furnish us with copies of all Section 16(a) Reports they file. Based solely on our review of such reports (and amendments thereto) that were furnished to us and written representations made to us by reporting persons in connection with certain of these reporting requirements, at this time the Company has not filed the required forms and is in the process of correcting the oversight now that the Company has been approved on the OTC BB.

Code of ethics disclosure compliance. We have adopted, and have filed with the SEC, a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Table of Contents	- 39 -

Item 10. Executive Compensation

The following table sets forth certain summary information regarding compensation paid by the Company for services rendered during the fiscal year ended April 30, 2006 to the Company's Chief Executive Officer, Secretary and Director during such period.

	Annual Compensation				Long Term Compensation Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SAR (#)	LTIP Payouts ($)	All Other Compensation ($)
Sheldon Silverman President/CEO	2006 2005 2004 2003			180,000 *5 180,000 *5 180,000 *5 180,000 *5		150,000 150,000 *3		31,358 *6 22,333 *6
Lee Johnson Chief Technical Officer*1	2006 2005 2004 2003			45,000 *5 180,000 *5 180,000 *5		150,000 *3 150,000 *3
John Spinelli Director *2	2006 2005 2004	- - -				100,000 100,000
Carlos Rosette Director *4	2006 2005	3,000 -		15,000 *5		- -

*1 *2 *3 *4 *5 *6

Resigned in August 2004
Appointed in September 2004 - Subsequently resigned in July 2005
Expired Options, non-exercised
Appointed March 2004, no options granted
Unpaid consulting fees as per contracts.
Accruing interest of 12% per annum on unpaid consulting fees exceeds market rates for similar loans by 4% and is shown as Other Annual Compensation."

Options Granted in Last Fiscal Year

          The following table sets forth certain information regarding grants of stock options made during the fiscal year ended April 30, 2006 to the Company's chairman and executive officers named in the Summary Compensation Table:

Exercise Price Range	Number Shares	Remaining Contractual Life	Average Exercise Price	Exercise Price

$0.30-$0.75	250,000	1 year	$0.48	$120,000
$0.75	100,000	2 years	$0.75	$75,000

(1)

The range of exercise prices for the performance based options outstanding as April 30, 2006, is $0.30 - $0.75 with a weighted average contractual life of 1.28 years. The company estimates that based on its current market condition at April 30, 2005, approximately 0% of such options eventually vest.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

No options were exercised by any of the executive officers during the year ended April 30, 2006. The value of the options held at the end of the year are set forth in the following table:

	Outstanding Options			Exercisable Options
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.30-$.75	250,000	1 years	$0.48	250,000	$0.48
$0.75	100,000	2 years	0.75	100,000.75

Table of Contents	- 40 -

Employment contracts

In June 2000, the Company signed three consulting agreements with three different members of the Board of Director's. These agreements entitle each individual to a base salary ranging from $7,500 to $15,000 per month and expired on January 30, 2001. Similar consulting agreements were extended for two of the individuals on an annual basis at terms similar to the original agreement through July 1, 2005. The other individual extended his agreement at terms similar to the original agreement through June 30, 2001. Each of the three individuals agreed not to withdraw a consulting fee until sufficient funding is secured. At that time, each individual has the option, in his sole discretion, to withdraw cash or to apply the amount owned to him by the Company to the strike price of options held by each of these executive officers.

As of April 30, 2006 and 2005, the Company has unpaid consulting fees to officers / directors of approximately $1,894,396 and $1,692,200, respectively. $1,050,000 of these fees currently bear interest at a rate of 12 percent however the officers and directors have waived the interest for the last three quarters for the year ended April 30, 2006. As of April 30, 2006 and 2005, accrued interest on these fees was approximately $208,887 and $208,887, respectively, which are included in amounts due to related parties.

On August 1, 2005, the consulting agreements for Mr. Sheldon Silverman and Mr. Carlos Rosette were renewed. The term of Mr. Silverman's agreement commenced on August 1, 2005 and ends on July 31, 2006 and provides for compensation of $15,000 per month for his services. The term of Mr. Rosette's agreement commenced on August 1, 2005 and ends on July 31, 2006, and provides for compensation of $3,000 per month for his services.

Long Term Incentive Plans (Options)

There are no long- term incentive plans currently in effect. However, the Board of Directors has granted the directors and officers of the Company stock options. To the date of this filing these options have not been exercised.

STOCK OPTIONS

On June 30, 2000, the Company issued 1,350,000 options to certain officers. The options have an exercise price of $0.10 per share, vest over a three-year period, beginning June 1, 2000 and expire one year after becoming exercisable. As of April 30, 2003, no options had yet been exercised. These options were subsequently cancelled and new options issued. As of June 2000 consulting agreements provided for the options to be purchased at below the Company's market price on the date of grant, the Company recorded consulting fees relating to these options of $140,630.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model for the fiscal year ended April 30, 2001; dividend yield of 0%; expected volatility of 250%; risk-free interest rate of 6.5%; and expected life of 3 years.

On June 30, 2003, the Company issued 900,000 options to certain officers. The options have an exercise price of $0.30 per share (estimated market price at date of grant), vest over a three-year period, beginning June 30, 2003 and expire one year after becoming exercisable. As of the date of this report, no options had yet been exercised.

In September 2004, the Company issued 200,000 options to a consultant. The options have an exercise price of $0.75 per share, vest over a one-year period, beginning in September 2004 and expire one year after becoming exercisable. As of the date of this report, no options had yet been exercised. As the consulting agreement provided for the options to be purchased at below the Company's market price on the date of grant, the Company recorded deferred compensation relating to these options of $39,300 during the second quarter of fiscal 2005 as the Company believes the options will not be exercised.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model for the year ended April 30, 2005; dividend yield of 0%; expected volatility of 250%; risk-free interest rate of 5.5%; and expected life of 1 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

COMPENSATION OF DIRECTORS

On August 1, 2005, the consulting agreements for Mr. Carlos Rosette was renewed. The term of Mr. Rosette's agreement commenced on August 1, 2005 and ends on July 31, 2006, and provides for compensation of $3,000 per month for his services.

Table of Contents	- 41 -

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of the date of this Registration Statement regarding certain Ownership of our Company's outstanding Common Stock by all officers and directors individually, all officers and directors as a group, and all beneficial owners of more than five percent of the common stock.

Name and Address	Shares Owned Beneficially (1)	Percent of Class

Sheldon Silverman 425 Stratford Ct. #14 Del Mar, CA 92014	1,652,965	.043%
Dr. Lee Johnson (Hi-Tek) 7151 Cowles Mountain Blvd. San Diego, CA 92119	28,100,000	74.5%
John Spinelli 5626 Las Virgenes Rd. #26 Calabasas, CA 91302	45,369	.0012%
Officer/Director as a group	29,798,334	78.9%

(1)

A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of the registration statement upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person and which are exercisable within 60 days of the date of this registration statement have been exercised. Unless otherwise indicated, the Company believes that all persons named in the table have voting and investment power with respect to all shares of common stock beneficially owned by them.

Company Officers

Mr. Sheldon Silverman resigned as the Company's president and became Chief Executive Officer on June 23, 2000. Mr. Silverman was again appointed President during July 2001.

Mr. Thomas Johnson became president of the Company on June 23, 2000 and a member of the board of directors on July 6, 2000. On June 30, 2001, Mr. Thomas Johnson resigned as President.

On September 1, 2004, Carlos Rossetti was appointed to the Board of Directors, as well as, became Director of International Sales & Marketing.

Acquisition of Dudesmart.com, Inc.

On June 23, 2000, the Company accepted a proposal to exchanged 1,200,000 144 shares of common stock for 100% of the outstanding shares common stock of Dudesmart.com, Inc. In September 2000, the exchange was completed and Mr. Thomas Johnson and Dr. Lee Johnson, the sole shareholders of Dudesmart.com, Inc. each received 600,000 shares of the Company's common stock. At the time of the transaction, the shares were valued at $.22 per share (total value $264,000). The acquisition was accounted for goodwill on the balance sheet.

Dudesmart.com will be the entertainment division for the Company specializing in the entertainment and gaming industry. The Company anticipates that the Dudesmart.com will be operational in the second quarter of 2006. Dudesmart.com members will receive discounts on entertainment, travel, and events and from large chain stores plus additional discounts through our alliances, affiliates and current contracts.

Table of Contents	- 42 -

License Agreement with Hi-Tek Multimedia, Inc.

On April 24, 2003, the Company announced the acquisition of an Internet Reservations Software License Agreement, in exchange for issuing 27,500,000 144 common shares to Hi-Tek Multimedia (Hi-Tek). Mr. Thomas Johnson and Dr. Lee Johnson are the sole shareholders of Hi-Tek. Hi-Tek, a strategic business partner and a leading International e-commerce software development enterprise, will be providing its proprietary software, HI-TEK Res, to generate revenue for the Company from business and consumer travelers seeking to reserve hotels at their selected destinations worldwide while visiting or attending tradeshows and conferences. The license agreement was accounted for as intellectual property on the balance sheet.

Professional Services Agreement with Hi-Tek Multimedia, Inc.

WorldTradeShow.com retained Hi-Tek to design, program, produce and implement the following:
●	Corporate and promotional web sites.
●	Initial module of the WorldTradeShow.com reservation engine.
●

Preliminary offline and online marketing plan, including designing and producing all supporting marketing and promotional materials (CD-ROM, media kit, web slide presentation and corporate literature).

●	Consult with the management of the Company on an as needed basis.

As of April 30, 2006 and April 30, 2005, the Company owed Hi-Tek approximately $1,225,778 and $930,082, respectively, for unpaid fees. The agreement is renewable on an annual basis. In addition, Hi-Tek charges the Company interest at a rate of 10 percent on unpaid fees which HiTek has agreed not to charge for the year ended April 30, 2006. During the year ended April 30, 2005, Hi-Tek forgave approximately $23,800 in interest due on unpaid invoices. The transaction was accounted for as a reduction in accrued interest due to related parties.

Other Affiliated Entities

Mr. Sheldon Silverman owns shares personally and through a Company under his control. From time to time, this Company and Mr. Silverman have received Worldtradeshow.com, Inc. common shares in exchange for debt. During the fiscal years ended April 30, 2006 and 2005, Mr. Silverman did not receive any common shares in exchange for debt.

Another Company controlled by Mr. Silverman's parents has an outstanding payable to that Company for consulting services. During the fiscal year ended April 30, 2006 and 2005, Mr. Silverman's parents did not receive any common shares for consulting services. Prior to April 30, 2005, Mr. Silverman's parents have forgiven all debt owed to them in the amount $1,794.

Consulting Agreements

Dr. Lee Johnson, Mr. Thomas Johnson and Mr. Sheldon Silverman entered into three separate consulting agreements with the Company on January 1, 2001 through June 30, 2003 for which the Company has accrued unpaid consulting fees. Similar consulting agreements were extended for two of the individuals on an annual basis at terms similar to the original agreement through July 2005.

The above consultants also received stock option agreements during June 2000 and June 2003. The Company has recorded $140,630 of consulting fees relating to these options as of June 2000.

The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model for the period ended April 30, 2001; dividend yield of 0%; expected volatility of 250%; risk-free interest rate of 6.5%; and expected life of 3 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

As of April 30, 2006 and 2005, the Company also has received advances of $260,000 from a former officer and Board member. These advances currently bear interest at a rate of 12 percent but has forgone this charge for the year ended April 30, 2006. As of April 30, 2006 and 2005, accrued interest on these advances was approximately $88,148 and $88,148, respectively, which are included in due to related parties. These advances are not repayable until July 1, 2005 at which point the Company anticipates it will be able renegotiate the terms of the payments and all monies owed to the related parties.

Item 12.  Certain Relationships and Related Transactions

A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of the registration statement upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person and which are exercisable within 60 days of the date of this registration statement have been exercised. Unless otherwise indicated, the Company believes that all persons named in the table have voting and investment power with respect to all shares of common stock beneficially owned by them.

Table of Contents	- 43 -

Item 13.  Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1*	Articles of Incorporation of the Company Filed September 15, 1995
4.1*	Form of Common Stock Certificate
10.1*	Business.com.vn MOU
10.2*	Hotels.com.vn Marketing agreement (Business.com.vn agreement)
10.3*	Hotels Extension document (Business.com.vn extension)
10.4*	Hi-Tek Reservation Engine agreement
10.5*	Maxsima discount card
10.6*	Hi-Tek service agreement
10.8*	My BajaGuide.com MOU
10.9*	Mexican association agreement
10.10*	DotVN agreement
10.11*	VTIC MOU
10.12*	Consulting Agreement
10.13*	Hi-Tek interest agreement
10.14*	Hi-Tek Reservation Engine Extension
10.15*	Independent contractors' agreement
10.16*	Independent contractors' agreement
10.17*	Hi-Tek Service agreement with attached schedule "A"
23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

*

These documents are incorporated herein by reference as exhibits hereto. Following the description of each such exhibit is a reference to the document as it appeared in a specified report previously filed with the SEC, to which there have been no amendments or changes.

(A)	Management contract or compensatory plan or arrangement.

Item 14:  Principal Accountant Fees and Services

We selected the firm of Piercy Bowler Taylor & Kern ("PBTK") to audit our consolidated financial statements for the fiscal year ended January 31, 2006. PBTK previously audited our consolidated financial statements for the years ended January 31, 2005, 2004, 2003, 2002 and 2001. PBTK's primary offices are located at 6100 Elton Avenue, Suite 1000, Las Vegas, Nevada, 89107.

Audit committee's pre-approval policies and procedures

Due to the fact that the Company's only active officer and two board members, the Board of Directors acts as the audit committee at this time.

Total fees. Total fees paid to ARMANDO C. IBARRA, CPA-APC and Park & Lee CPA-APC are as follows:

	Year Ending April 30,

Service Provided	2006	2005

Audit Service Fees	$29,318	$15,900
Tax Service Fees	-	-
Other Fees	-	-

Total	$29,318	$15,900

Audit Service Fees. The aggregate fees for audit services were for the audits of our annual and quarterly consolidated financial statements.

Tax Fees. The aggregate fees for tax services were for professional services relating to tax compliance, tax advice, and tax planning.

Other Fees. The aggregate Other Fees were all other non-audit services.

Table of Contents	- 44 -

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WORLDTRADESHOW.COM, INC.

By:	/s/ Sheldon Silverman Sheldon Silverman President and Chief Executive Officer

          In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sheldon Silverman Sheldon Silverman	Chief Executive Officer, President, Director	August 15, 2006

Table of Contents	- 45 -