Form 10QSB
period 2006-07-31
WORLDTRADESHOW COM INC
filed 2006-10-12
CIK 1084370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the quarterly period ended July 31, 2006

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission file number 000-1084370

WORLDTRADESHOW.COM, INC. [Name of small business issuer in its charter]

NEVADA (State or other jurisdiction of incorporation or organization)	88-0355407 (IRS Employer identification No.)

9449 Balboa Ave, Suite 114, San Diego, California 92123 (Address of principal executive office) (Zip Code)

Registrant's telephone number including area code: (858)292-9637

Securities registered pursuant to Section 12(b) of the Act: None (Title of Class)

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 Par Value (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. As of Oct 1, 2006 the Company had issued and outstanding 37,710,506 shares of $.001 par value common stock.

INDEX

PART I	FINANCIAL INFORMATION	2

ITEM 1.	Financial Statements	2
	Independent Accountants' Report	2
	Balance Sheets as of July 31, 2006 (unaudited) and April 30, 2006	3
	Statements of Operations for the Three Months Ended July 31, 2006 and 2005 (unaudited) and cumulative from inception (September 15, 1995-July 31, 2006)	4
	Statement of Stockholders Equity from Inception September 19,1995-July 31,2006	5
	Statements of Cash Flows for the Three Months Ended July 31, 2006 and 2005 (unaudited) and cumulative from inception (September 15, 1995-July 31, 2006)	6
	Notes to Consolidated Financial Statements	7

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3.	Controls and Procedures	24

PART II		25

ITEM 1.	Legal Proceedings	25

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

ITEM 3.	Defaults on Senior Securities	25

ITEM 4.	Submission of Matters to a Vote of Security Holders	25

ITEM 5.	Other Information	25

ITEM 6.	Exhibits	25

	SIGNATURES	26

PART I
ITEM 1. FINANCIAL STATEMENTS

Chang G. Park, CPA, Ph. D.
t 371 E STREET t CHULA VISTA t CALIFORNIA 91910-2615t
t TELEPHONE (858) 722-5953 t FAX (858) 408-2695 t FAX (619) 422-1465
t E-MAIL changgpark@gmail.com t

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying balance sheet of WorldTradeShow, Inc. as of July 31, 2006, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the three months then ended. These financial statements are the representation of the management of WorldTradeShow, Inc.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Because of the Company's current status and limited operations there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to its current status are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park, CPA
_____________________
CHANG G. PARK, CPA

October 11, 2006
Chula Vista, CA 91910

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

WORLDTRADESHOW.COM, INC.
(A Development Stage Company)
Balance Sheets

	For the Period Ending

	July 31, 2006	April 30, 2006

ASSETS
Current assets
Cash	$536	$683
Accounts receivable	-	-

Total current assets	536	683

Equipment, net	-	-
Goodwill	264,000	264,000
Intangibles, net of accumulated amortization and impairment of $ 79,167 and $ 563,437, in 2006 and 2005, respectively	114,706	155,439

Total assets	$379,242	$420,122

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable	$478	4,763
Due to related parties	2,765,549	2,667,581
Accrued liabilities	1,562,274	1,491,152
Demand notes payable	220,469	196,169

Total current liabilities	4,548,771	4,359,666

Due to shareholders	-	-
Long-term liabilities	-	-

Total liabilities	4,548,771	4,359,666

Shareholders' deficit
Preferred stock; $0.001 par value; 5,000,000 shares authorized none issued and outstanding	-	-
Common stock; $0.0001 par value; 100,000,000 shares authorized 37,710,506 and 37,710,506 shares issued and outstanding as of January 31, 2006 and April 30, 2005, respectively	3,770	3,770
Additional paid-in capital	1,811,786	1,811,786
Deferred compensation	(39,300)	(39,300)
Foreign currency translation	-	-
Deficit accumulated during the development stage	(5,945,786)	(5,715,800)

Total shareholders' deficit	(4,169,530)	(3,939,544)

Total liabilities and shareholders' deficit	$379,242	420,122

The accompanying notes are an integral part of these financial statements.

WORLDTRADESHOW.COM, INC.
(A Development Stage Company)
Statements of Operations

	Period Ending		Cumulative from inception (September 15, 1995 to July 31, 2006

	July 31, 2006	July 31, 2005

Revenue	$-	$1,040	$114,538

Cost of Sales	-	-	158,143

Gross profit	-	1,040	(43,605)

General and administrative expenses:
Consulting fees	55,250	45,000	2,961,284
Depreciation and amortization	38,860	79,278	104,547
Marketing and promotion	51,900	45,012	682,452
Office and rent	7,500	7,500	302,559
Professional fees	13,870	8,348	281,708
Other administrative expenses	6,792	52,003	751,645
Impairment on intangible assets	-	-	615,362

Total general and administrative expenses	174,171	237,140	5,643,807

Other income
Other income (debt forgiveness)	-	-	235,813
Interest expense	(55,814)	(74,505)	(494,187)

Net loss	$(229,985)	$(310,605)	$(5,945,787)

Loss per common share:
Basic	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic	37,710,506	37,710,506

Other comprehensive income (loss)
Foreign currency translation	-	-	-

Comprehensive loss	$(229,985)	$(310,605)	$(5,945,787)

The accompanying notes are an integral part of these financial statements.

WORLDTRADESHOW.COM, INC.
(A Development Stage Company)
Statement of Shareholders Equity

	Common Stock		Additional Paid In Capital	Deferred Compensation Expense	Foreign Currency Translation	Deficit Accumulated during the Development Stage	Total Shareholders' Equity (Deficit)

	Number of Shares	Amount

Inception, September 15, 1995	-	$-	$-	$-	$-	$-	$-
Common stock issued for:
Cash, October 1	31,240	31	156,169				156,200
Cash, December 5	6,950	7	69,493				69,500
Acquisition of license rights, April 17	56,000	56	5,544				5,600
Share issue costs			(45,000)				(45,000)
Comprehensive loss, April 30, 1996						(173,617)	(173,617)

Balance, April 30, 1996	94,190	94	186,206	-	-	(173,617)	12,683

Common stock issued for:
Cash, August 28	6,071	6	169,994				170,000
Cash, January 31	6,938	7	138,743				138,750
Comprehensive loss, April 30, 1997						(436,130)	(436,130)

Balance, April 30, 1997	107,199	107	494,943	-	-	(609,747)	(114,697)

Comprehensive loss, April 30, 1998						(187,315)	(187,315)

Balance, April 30, 1998	107,199	107	494,943	-	-	(797,062)	(302,012)

Common stock issued for:
Debt settlement, January 29	35,000	35	34,965				35,000
Cash, March 30	13,750	14	27,486				27,500
Obligation to issue stock, March 30	47,975	48	95,902				95,950
Debt settlement, April 6	37,700	38	75,362				75,400
Acquisition of intellectual property, April 6	25,000	25	49,975				50,000
Comprehensive loss, April 30,1999					(553)	(138,713)	(139,266)

Balance, April 30, 1999	266,624	267	778,633	-	(553)	(935,775)	(157,428)

Common stock issued for:
Cash, February 11	22,894	23	59,977				60,000
Debt settlement, February 14	119,899	120	113,783				113,903
Cash, February 23	21,505	21	19,979				20,000
Cash, March 16	6,955	7	24,993				25,000
Forward split 20:1, March 27	8,319,663	437	(437)				-
Comprehensive loss, April 30, 2000					(566)	(296,598)	(297,164)

Balance, April 30, 2000	8,757,540	875	996,928	-	(1,119)	(1,232,373)	(235,689)

Common stock issued for:
Acquisition of Dudesmart.com, May 11	1,200,000	120	263,940				264,060
Cash, August 23	80,000	8	19,996				20,004
Stock Option Issued			140,630				140,630
Comprehensive loss, April 30, 2001						(680,009)	(680,009)

Balance, April 30, 2001	10,037,540	1,003	1,421,494	-	(1,119)	(1,912,382)	(491,004)

Comprehensive loss, April 30, 2002						(415,912)	(415,912)

Balance, April 30, 2002	10,037,540	1,003	1,421,494	-	(1,119)	(2,328,294)	(906,916)

Common stock issued for:
License fee Hi-Tek Multimedia, February 25	27,500,000	2,750	272,250				275,000
Comprehensive loss, April 30, 2003						(544,959)	(544,959)

Balance, April 30, 2003	37,537,540	3,753	1,693,744	-	(1,119)	(2,873,253)	(1,176,875)

Comprehensive loss, April 30, 2004						(805,787)	(805,787)

Balance, April 30, 2004	37,537,540	3,753	1,693,744	-	(1,119)	(3,679,039)	(1,982,661)

Common stock issued for:
Debt settlement, August 27,2004	172,966	17	78,742				78,759
Stock Option Issued			39,300	(39,300)			-
Comprehensive loss, April 30, 2005						(1,413,934)	(1,413,934)

Balance, April 30, 2005	37,710,506	3,770	1,811,786	(39,300)	(1,119)	(5,092,973)	(3,317,836)

Comprehensive loss, April 30, 2006					1,119	(622,828)	(621,709)

Balance, April 30, 2006	37,710,506	3,770	1,811,786	(39,300)	-	(5,715,801)	(3,939,545)

Comprehensive Loss, July 31, 2006					-	(229,985)	(229,985)

Balance, July 31, 2006	37,710,506	3,770	1,811,786	(39,300)		(5,945,786)	(4,169,530)

The accompanying notes are an integral part of these financial statements.

WORLDTRADESHOW.COM, INC.
(A Development Stage Company)
Statement of Cash Flows (unaudited)

	Period Ending			Cumulative from inception (September 15, 1995) to July 31, 2006

	July 31, 2006	July 31, 2005

Cash flows from operating activities:
Net loss	$(229,985)	$	$ (310,605)	$	$ (5,715,801)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	38,860		79,278		104,325
Foreign currency translation	-		-		-
Stock options issued	-		-		140,630
Forgiveness of debt to related party	-		-		-
Impairment	-				563,437
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-		1,873		-
(Increase) decrease in intangible assets	1,874		-		7,998
Increase (decrease) in accounts payable	(4,286)		-		477
Increase (decrease) in accrued liabilities	71,122		67,892		1,652,041

Net cash provided by (used in) operating activities	(122,415)		(161,562)		(3,246,893)

Cash flows from investing activities:
Purchase of equipment	-		-		(10,087)
Acquisition of intellectual property (in-kind)	-				50,000

Net cash (used) provided by operating activities	-		-		39,913

Cash flows from financing activities:
Common stock issued for cash			-		686,950
Share issuance costs	-		-		(45,000)
Settlement of debt and intellectual property (in-kind)	-		-		174,304
Settlement of obligation to issue capital stock	-		-		174,709
Proceeds from demand notes payable	24,300		21,850		196,169
Due to related parties	97,968		141,750		2,127,878

Net cash provided by financing activities	122,269		163,600		3,315,010

Net increase (decrease) in cash	(147)		2,038		683
Cash, beginning of the period	683		421		-

Cash, end of the period	$536		$2,460		$683

Non-cash investing and financing activities:
Other income	$-		$-		$235,813
Stock options Issued	-		-		179,930
Common stock issued for license fee - HiTek Multimedia	-		-		275,000
Common stock issued for acquisition of Dudesmart.com	-		-		264,000
Common stock issued in exchange for intellectual property	-		-		55,600
Common stock issued in exchange for debt	-		-		399,013

Supplemental cash flow disclosure:
Interest paid	$-		$-		$-

Taxes paid	$-		$-		$-

The accompanying notes are an integral part of these financial statements.

WorldTradeshow.com, Inc.
(A Development Stage Company)
Notes To Consolidated Financial Statements
July 31, 2006

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of WorldTradeShow.com, Inc. (the "Company"), as of July 31, 2006, and the results of its operations and cash flows for the three-month period ended July 31, 2006 and 2005. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions to Form 10-QSB and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed financial statements should be read in conjunction with the audited financial statements and the notes to the audited financial statements included in the Company's Form 10-KSB registration report for the period ending April 30, 2006 filed with the Securities and Exchange Commission.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the notes to the financial statements included in the Company's Form 10-KSB registration report for the year ended April 30, 2006.

2.  EQUIPMENT

Equipment at July 31, 2006 and April 30, 2006 consisted of the following:

	2006	2005
Computer equipment	$10,087	$10,087
Accumulated depreciation	(10,087)	(10,087)
Equipment, net	$-	$-

Depreciation expense charged to operations was $0 and $222 for the periods ending July 31, 2006 and April 30 2006, respectively.

3.  INTANGIBLES, LONG-LIVED ASSETS AND GOODWILL

Chaiisai Tora, Inc.

In March 1999, the Company acquired the business plan, customer database, and software related to the trade show business from Chaiisai Tora, Inc. In consideration given for these intangibles, the Company issued 25,000 shares of its' common stock valued at $2.00 per share, or $50,000. The asset has been fully amortized in prior years.

Dudesmart.com

On June 23, 2000, the Company accepted a proposal to exchanged 1,200,000 shares of common stock for 100% of the outstanding common stock of Dudesmart.com, Inc., from a related entity (Note 8). At the time of the transaction, the shares were valued at $.22 per share (estimated value $264,000). Dudesmart.com will be the entertainment division for the Company specializing in the entertainment and gaming industry. At the date of accusation Dudesmart.com had no fixed assets and all development fees were expensed as occurred. Therefore the Company recognized this transaction as Goodwill. The Company anticipates that the Dudesmart.com will be fully operational in the second quarter of 2006. The Company from on an annual basis evaluates the fair value of its goodwill and would record impairment to its when there is evidence that events or changes in circumstances, and an analysis of future cash flows have made recovery of the asset's carrying value unlikely in accordance SFAS 142.

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

Summary of Intangible,long lived assets and goodwill:

Licenses:	Purchase Price	Amortization/ Impairment	Net Value

Chaiisai Tora, Inc.	$ 50,000	$ 50,000	$ -
Hi-Tek Software License	275,000	275,000	-
Business.com License Agreement	450,000	315,049	114,705

Total Intangible Assets	$ 775,000	$ 640,049	$ 114,705

Dudesmart.com	$ 264,000	$ -	$ 264,000

Total Goodwill	$ 264,000	$ -	$ 264,000

Estimated Amortization Expense: For the year ended April 30, 2007  $  155,439.

4.  PROVISION FOR INCOME TAXES

The components of the provision for income taxes are as follows:

	2006	2005

Current Tax Expense
U.S. Federal	$ -	$ -
State and Local	800	800

Total Current	800	800

Deferred Tax Expense
U.S. Federal	$ -	$ -
State and Local	-	-

Total Deferred	-	-

Total Tax Provision	$ 800	$ 800

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

	2006	2005

Federal Income Tax Rate	(34.0)%	(34.0)%
Effect of Valuation Allowance	34.0%	34.0%

Effective Income Tax Rate	0.0%	0.0%

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

5.  MAJOR CUSTOMER AND SEGMENT INFORMATION

The Company currently operates solely in one industry segment: the marketing and support of its hotel reservations system in Vietnam. No one customer accounted for approximately 5% of gross revenues for the period ending July 31, 2006. The Company has no operations or assets located outside of the United States. The Company's commissions revenue is concentrated in the Vietnam Hotel reservations system, creating a risk of concentration associated with the sale of a single product and limited customer base. The loss of this single market could cause severe damage to the Company's financial future.

6.  RELATED PARTY TRANSACTIONS

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

Other Affiliated Entities

Mr. Sheldon Silverman owns shares personally and through a company under his control. From time to time, this company and Mr. Silverman have received Worldtradeshow.com, Inc. common shares in exchange for debt. For the periods ended July 31, 2006 and April 30, 2005, Mr. Silverman did not receive any common shares in exchange for debt.

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

Unpaid Consulting Fees / Advances from Related Parties

As of July 31, 2006 and April 30, 2006, the Company has unpaid consulting fees to officers / directors of approximately $2,390,000 and $2,330,000, respectively. $1,250,000 of these fees currently bear interest at a rate of 8 percent. As of April 30, 2006, accrued interest on these fees were approximately $234,113, which is included in due to related parties.

As of July 31, 2006 and April 30, 2006, the Company also has received advances of $24,300 and $180,000 respectivley from a former officer and Board member. These advances currently bear interest at a rate of 8 percent. As of July 31, 2006 and April 30, 2006, accrued interest on these advances was approximately $93,649and $88,184, respectively, which are included in due to related parties. These advances are not repayable until July 1, 2006 at which point the Company anticipates it will be able renegotiate the terms of the payments and all monies owed to the related parties. We are expecting close on negotiations in August 2006.

Office Leases

The Company leases its office space in San Diego, California, on a month-to-month basis from a related party. Rent expense under these agreements for the period ended July 31, 2006 and 2005 was $7,500 and $7,500, respectively.

7.  MARKETING AND DISTRIBUTION AGREEMENTS

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

Letter of Intent with All American Casting International

In November 2003, the Company signed a Letter of Intent ("LOI") with All America Casting International ("All American") to be the exclusive marketer and distributor of its broadband Voice Over Internet Protocol telecom technology to its Vietnamese enterprise clients. The LOI with All American is not currently proceeding. All American has not fulfilled its obligation as set forth in any of the points on the LOI. The Company is not pursuing any other agreements regarding Voice Telecommunications over the Internet

8.  BASIC AND FULLY DILUTED LOSS PER COMMON SHARE:

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

9.  STOCK OPTIONS

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

A summary of stock option activity for all plans follows:

Outstanding Options	Options Outstanding	Exercise Price
Authorized	-	-
Granted	2,450,000	$0.75-$0.30
Exercised	-	$0.00
Canceled	(2,100,000)	$0.30
Balance, July 31, 2006	350,000	$0.75-$0.30

Following is a summary of the status of fixed options outstanding at April 30, 2006:

	Outstanding Options			Exercisable Options
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$.30-$.75	250,000	1 years	$0.48	250,000	$0.48
$0.75	100,000	2 years	0.75	100,000.75

Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at grant dates for awards under those plans consistent with the method described in SFAS 123, the Company's net loss would have been as follows:

	Period Ended July 31,

	2006	2005

Net Loss:
As reported	$622,828	$1,413,934
Pro forma	$757,395	$1,554,564

Basic loss per share:
As reported	$(0.02)	$(0.04)
Pro forma	$(0.02)	$(0.04)

10.  CONTINGENCIES

In the opinion of management, there are no matters requiring recognition or disclosure as a loss contingency in accordance with Statement of Financial Standards No. 5, Accounting for Contingencies.

11.  GOING CONCERN

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements, and the related notes included elsewhere in this Quarterly Report on Form 10-QSB and the Annual Report on Form 10-KSB for the fiscal year ended April 30, 2006. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

THIS REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS.

OVERVIEW

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

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDING MARCH 31, 2006 AS COMPARED TO THREE MONTH PERIOD ENDING MARCH 31, 2005

The Company had gross sales totaling $1,824 for the period ended April 30, 2006, compared with $0 in gross sales for the same period ending April 30, 2005. The Company just started to receive revenues from its efforts in signing up hotels to their reservations website Hotels.com.vn. Currently this is the Company's only revenue source, which were offset with the licensing cost. The Company experienced a net loss of $229,958 for the period ended July 31, 2006, compared with a net loss of $310,603 for the same period ended July 31, 2005. This represents a decrease of $80,620 or 26% from the prior year. A substantial portion of the decrease in net loss is attributable to the decrease in administrative expenses and the reduction amortization expenses.

Consulting fees totaled $55,250 for the period ended July 31,2006, compared with $45,000 for the same period ending July 31, 2005. This represented an increase of $10,250 or 22.8% from the prior year. Marketing and advertising cost totaled $51,900 for the period ended April 30, 2006, compared to $45,012 for the same period ending July 31, 2005. Other administrative expenses incurred by the Company were $6,792 for the period ended July 31, 2006, compared with $52,003 for the same period ended July 31, 2005. This represented an increase of $45,211 or 86.99% from the prior year. The decrease is due primarily to decreased activity in the administrative area.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2006, the Company had cash of $536, current liabilities of $4,548,711 and no long-term liabilities. We anticipate that current operations will continue to be funded by shareholder loans or debt from our primary vendor and majority shareholder, Hi-Tek, until revenue from operations can sustain the cash flow requirements of the Company. We plan on signing a renewal of our service agreement with Hi-Tek to run for an additional 12 months through 2007, which provides for the payment of our monthly operating expenses and will allow us to operate without additional funding for the next twelve months.

RESEARCH AND DEVELOPMENT ACTIVITIES

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

Hotels.com.vn

Hotels.com.vn ( www.HOTELS.com.vn) with over 258 Hotels being advertised is a comprehensive travel/tourism site. Worldwide travelers use this officially sanctioned Vietnam Tourism Association website as the ultimate online resource to review, select, and book hotel rooms, golf tee times (coming soon), purchase airline tickets, rent cars and conduct other travel related transactions. WTS has an opportunity to generate recurring revenue from over 3,000 major hotels, 200 travel companies, and others in the Vietnamese tourism industry.

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

Partnership with www.DotVN.com :

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

MyBajaGuide.com:

WorldTradeShow.com will market the most efficient electronic promotional vehicle for Baja California Tourism. The official website, www.MyBajaGuide.com provides visitors worldwide information about Baja, California as a travel destination. Website users have the ability to make reservations with airlines, hotels/resorts, car rentals, golf courses and restaurants.

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

PURCHASES OR SALES OF PLANT AND SIGNIFICANT EQUIPMENT

None

EMPLOYEES

WTS currently has no employees, other than its officers and directors, who devote their time as required to its operations. In June 2000, WTS signed three consulting agreements with three different members of the Board of Directors. These agreements entitle each individual to a base salary ranging from $7,500 to $15,000 per month expired on January 30, 2001. Similar consulting agreements were extended for two of the individuals on an annual basis at terms similar to the original agreement through July 1, 2005. The other individual extended his agreement at terms similar to the original agreement through June 30, 2001. Each of the three individuals agreed not to withdraw a consulting fee until sufficient funding is secured. As of July 31, 2006 and April 30, 2006, WTS has unpaid consulting fees of approximately $2,330,000 and $2,330,000, respectively. One of the unpaid consulting fees bears interest at 12 percent. As of April 30, 2006 accrued interest on these unpaid fees was approximately $392,000. These advances are not repayable until July 1, 2005 at which point WTS anticipates it will be able renegotiate the terms of the payments and all monies owed to the related parties. On August 1, 2005, the consulting agreements for Mr. Sheldon Silverman and Mr. Carlos Rosette were renewed. The term of Mr. Silverman's agreement commenced on August 1, 2005 and ends on July 31, 2006 and provides for compensation of $15,000 per month for his services. The term of Mr. Rosette's agreement commenced on August 1, 2005 and ends on July 31, 2006, and provides for compensation of $3,000 per month for his services.

GOING CONCERN

WTS has experienced recurring losses, has a working capital deficiency of $4,169,530 and an accumulated deficit of $5,945,786 as of April 30, 2006. These factors, among others raise substantial doubt as to its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
●	the impact of competitive products and their pricing;
●	potential effects of inflation;
●	lack of earnings visibility;
●	dependence upon certain customers or markets;
●	dependence upon suppliers;
●	difficulties in integrating any acquired businesses and realizing cost savings or productivity gains;
●	dependence on key personnel;
●	difficulties regarding hiring and retaining qualified personnel in a competitive labor market; and
●	Risks of doing business in international markets.

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

THE TRADING PRICE OF OUR COMMON STOCK IS VOLATILE AND COULD DECLINE SUBSTANTIALLY. The trading price of our common stock is volatile and is likely to continue to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of issues, including broad market factors that may have a material adverse impact on our stock price, regardless of our actual performance. The factors include, but are not limited to, the following:
●	Periodic variations in the actual or anticipated financial results of our business or that of our competitors;
●	Downward revisions in estimates of our future operating results or of the future operating results of our competitors;
●	Material announcements by us or our competitors;
●	Adverse changes in general market conditions or economic trends or in conditions or trends in the market in which we operate.

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

(a) Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of July 31, 2006 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i)is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over financial reporting

Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

(c) Limitations on Effectiveness of Disclosure Controls and Procedures

The Company's management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

PART II

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

The Company incorporates by reference all exhibits to its Form 10-KSB for the year ending June 30, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 10, 2006	WORLDTRADESHOW.COM, INC.

By: /S/ Sheldon Silverman Sheldon Silverman Chief Executive Officer, Chief Financial Officer and Chairman of the Board

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date

/S/ Sheldon Silverman Sheldon Silverman	Chief Executive Officer, Chief Financial Officer and Chairman of the Board	October 10, 2006