Form 10QSB/A
period 2006-07-31
WORLDTRADESHOW COM INC
filed 2006-10-27
CIK 1084370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

None.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification Pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350

The Company incorporates by reference all exhibits to its Form 10-KSB for the year ending June 30, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 25, 2006	WORLDTRADESHOW.COM, INC.

By: /S/ Sheldon Silverman Sheldon Silverman Chief Executive Officer, Chief Financial Officer and Chairman of the Board

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date

/S/ Sheldon Silverman Sheldon Silverman	Chief Executive Officer, Chief Financial Officer and Chairman of the Board	October 25, 2006