Form 10QSB
period 2006-10-31
WORLDTRADESHOW COM INC
filed 2006-12-21
CIK 1084370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the quarterly period ended October 31, 2006

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission file number 000-1084370

WORLDTRADESHOW.COM, INC. (Name of small business issuer in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0355407 (IRS Employer identification No.)

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

Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. As of December 20, 2006 the Company had issued and outstanding 42,867,086 shares of $.0001 par value common stock.

INDEX

PART I	FINANCIAL INFORMATION	2

ITEM 1.	Financial Statements	3
	Independent Accountants' Report	3
	Balance Sheets as of October 31, 2006 (unaudited) and April 30, 2006	3
	Statements of Operations for the Three Months Ended October 31, 2006 and 2005 (unaudited), and the Six Months Ended October 31, 2006 and 2005 (unaudited) and cumulative from inception (September 15, 1995 - October 31, 2006)	4
	Statement of Stockholders Equity from Inception September 19,1995-October 31,2006	5
	Statements of Cash Flows for the Six Months Ended October 31, 2006 and 2005 (unaudited) and cumulative from inception (September 15, 1995-July 31, 2006)	6
	Notes to Consolidated Financial Statements	7

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3.	Controls and Procedures	24

PART II		25

ITEM 1.	Legal Proceedings	25

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

ITEM 3.	Defaults on Senior Securities	25

ITEM 4.	Submission of Matters to a Vote of Security Holders	25

ITEM 5.	Other Information	25

ITEM 6.	Exhibits	25

	SIGNATURES	26

-  1 -

PART I
ITEM 1. FINANCIAL STATEMENTS

Chang G. Park, CPA, Ph. D.
t 371 E STREET t CHULA VISTA t CALIFORNIA 91910-2615 t
t TELEPHONE (858) 722-5953 t FAX (858) 408-2695 t FAX (619) 422-1465
t E-MAIL changgpark@gmail.com t

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying balance sheet of WorldTradeShow, Inc. as of October 31, 2006, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the three months then ended. These financial statements are the representation of the management of WorldTradeShow, Inc.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Because of the Company's current status and limited operations there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to its current status are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park, CPA
CHANG G. PARK, CPA

December 20, 2006
Chula Vista, CA 91910

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

-  2 -

WORLDTRADESHOW.COM, INC. (A Development Stage Company) Balance Sheets

	For the Period Ending

	Oct 31, 2006	April 30, 2006

	(unaudited)
ASSETS

Current assets
Cash	$68	$683
Accounts receivable	-	-

Total current assets	68	683

Equipment, net	-	-
Goodwill	264,000	264,000
Intangibles, net of accumulated amortization and impairment of $ 79,167 and $ 563,437, in 2006 and 2005, respectively	73,583	155,439

Total assets	$337,651	$420,122

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable	$96,681	$4,763
Due to related parties	2,993,968	2,667,581
Accrued liabilities	4,001	1,491,152
Demand notes payable	-	196,169

Total current liabilities	3,094,650	4,359,666

Due to shareholders	-	-
Long-term liabilities	-	-

Total liabilities	3,094,650	4,359,666

Shareholders' deficit
Preferred stock; $0.001 par value; 5,000,000 shares authorized none issued and outstanding	-	-
Common stock; $0.0001 par value; 100,000,000 shares authorized 42,867,086 and 37,710,506 shares issued and outstanding as of January 31, 2006 and April 30, 2005, respectively	4,286	3,770
Additional paid-in capital	3,401,249	1,811,786
Deferred compensation	(39,300)	(39,300)
Foreign currency translation	-	-
Deficit accumulated during the development stage	(6,123,234)	(5,715,800)

Total shareholders' deficit	(2,756,999)	(3,939,544)

Total liabilities and shareholders' deficit	$337,651	$420,122

The accompanying notes are an integral part of these financial statements.

-  3 -

WORLDTRADESHOW.COM, INC. (A Development Stage Company) Statements of Operations

	Three Months Ended October 31,		Six Months Ended October 31,		Cumulative from inception (September 15, 1995
	2006	2005	2006	2005	to July 31, 2006)

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$-	$1,040	$-	$2,710	$114,538
Cost of Sales	-	-	-	-	158,143

Gross profit	-	1,040	-	2,710	(43,605)

General and administrative expenses:
Consulting fees	12,480	45,000	67,730	157,000	2,973,764
Depreciation and amortization	36,598	38,860	75,458	222	141,145
Marketing and promotion	74,265	45,012	126,165	90,112	756,717
Office and rent	7,500	7,500	15,000	15,000	310,059
Professional fees	11,130	13,429	25,000	26,857	292,838
Other administrative expenses	22,869	21,975	29,660	43,950	774,514
Impairment on intangible assets	-	-	-	79,167	615,362

Total general and administrative expenses	164,842	237,140	339,013	412,308	5,808,649

Other Income & (Expenses)
Other income (debt forgivness)	-	-	-	-	235,813
Interest expense	(12,607)	(37,253)	(68,421)	(74,505)	(506,794)

Net Loss	$(177,449)	$(273,353)	$(407,434)	$(484,103)	$(6,123,235)

Loss per common share:
Basic			$(0.01)	$(0.01)

Weighted average shares outstanding
Basic			37,710,506	37,710,506

Other comprehensive income (loss)
Foreign currency translation			-	-

Comprehensive loss			$(407,434)	$(484,103)

The accompanying notes are an integral part of these financial statements.

-  4 -

WORLDTRADESHOW.COM, INC. (A Development Stage Company) Statement of Shareholders Equity

	Common Stock		Additional Paid In Capital	Deferred Compensation Expense	Foreign Currency Translation	Deficit Accumulated during the Development Stage	Total Shareholders' Equity (Deficit)

	Number of Shares	Amount

Inception, September 15, 1995	-	$-	$-	$-	$-	$-	$-
Common stock issued for:
Cash, October 1	31,240	31	156,169				156,200
Cash, December 5	6,950	7	69,493				69,500
Acquisition of license rights, April 17	56,000	56	5,544				5,600
Share issue costs			(45,000)				(45,000)
Comprehensive loss, April 30, 1996						(173,617)	(173,617)

Balance, April 30, 1996	94,190	94	186,206	-	-	(173,617)	12,683

Common stock issued for:
Cash, August 28	6,071	6	169,994				170,000
Cash, January 31	6,938	7	138,743				138,750
Comprehensive loss, April 30, 1997						(436,130)	(436,130)

Balance, April 30, 1997	107,199	107	494,943	-	-	(609,747)	(114,697)

Comprehensive loss, April 30, 1998						(187,315)	(187,315)

Balance, April 30, 1998	107,199	107	494,943	-	-	(797,062)	(302,012)

Common stock issued for:
Debt settlement, January 29	35,000	35	34,965				35,000
Cash, March 30	13,750	14	27,486				27,500
Obligation to issue stock, March 30	47,975	48	95,902				95,950
Debt settlement, April 6	37,700	38	75,362				75,400
Acquisition of intellectual property, April 6	25,000	25	49,975				50,000
Comprehensive loss, April 30,1999					(553)	(138,713)	(139,266)

Balance, April 30, 1999	266,624	267	778,633	-	(553)	(935,775)	(157,428)

Common stock issued for:
Cash, February 11	22,894	23	59,977				60,000
Debt settlement, February 14	119,899	120	113,783				113,903
Cash, February 23	21,505	21	19,979				20,000
Cash, March 16	6,955	7	24,993				25,000
Forward split 20:1, March 27	8,319,663	437	(437)				-
Comprehensive loss, April 30, 2000					(566)	(296,598)	(297,164)

Balance, April 30, 2000	8,757,540	875	996,928	-	(1,119)	(1,232,373)	(235,689)

Common stock issued for:
Acquisition of Dudesmart.com, May 11	1,200,000	120	263,940				264,060
Cash, August 23	80,000	8	19,996				20,004
Stock Option Issued			140,630				140,630
Comprehensive loss, April 30, 2001						(680,009)	(680,009)

Balance, April 30, 2001	10,037,540	1,003	1,421,494	-	(1,119)	(1,912,382)	(491,004)

Comprehensive loss, April 30, 2002						(415,912)	(415,912)

Balance, April 30, 2002	10,037,540	1,003	1,421,494	-	(1,119)	(2,328,294)	(906,916)

Common stock issued for:
License fee Hi-Tek Multimedia, February 25	27,500,000	2,750	272,250				275,000
Comprehensive loss, April 30, 2003						(544,959)	(544,959)

Balance, April 30, 2003	37,537,540	3,753	1,693,744	-	(1,119)	(2,873,253)	(1,176,875)

Comprehensive loss, April 30, 2004						(805,787)	(805,787)

Balance, April 30, 2004	37,537,540	3,753	1,693,744	-	(1,119)	(3,679,039)	(1,982,661)

Common stock issued for:
Debt settlement, August 27,2004	172,966	17	78,742				78,759
Stock Option Issued			39,300	(39,300)			-
Comprehensive loss, April 30, 2005						(1,413,934)	(1,413,934)

Balance, April 30, 2005	37,710,506	3,770	1,811,786	(39,300)	(1,119)	(5,092,973)	(3,317,836)

Comprehensive loss, April 30, 2006					1,119	(622,828)	(621,709)

Balance, April 30, 2006	37,710,506	3,770	1,811,786	(39,300)	-	(5,715,801)	(3,939,545)

Debt settlement, September 16, 2006	5,156,580	516	1,589,851				1,590,367
Comprehensive Loss, July 31,2006					-	(407,434)	(407,434)

Balance, July 31, 2006	42,867,086	4,286	3,401,637	(39,300)		(6,123,235)	(2,756,612)

The accompanying notes are an integral part of these financial statements.

-  5 -

WORLDTRADESHOW.COM, INC. (A Development Stage Company) Statement of Cash Flows (unaudited)

	Period Ending		Cumulative from inception (September 15, 1995) to July 31, 2006

	31-Oct 2006	31-Jul 2005

Cash flows from operating activities:
Net loss	$(407,434)	$(484,103)	$(6,123,235)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	75,458	222	140,923
Stock options issued	-	-	140,630
Impairment	-	79,167	563,437
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	-	2,277	-
(Increase) decrease in intangible assets	-	-	6,124
Increase (decrease) in accounts payable	91,918	265,416	96,681
Increase (decrease) in accrued liabilities	(86,944)	777,527	1,493,975

Net cash provided by (used in) operating activities	(327,003)	640,506	(3,681,466)

Cash flows from investing activities:
Purchase of equipment	-	-	(10,087)
Acquisition of intellectual property (in-kind)	-	-	50,000

Net cash (used) provided by operating activities	-	-	39,913

Cash flows from financing activities:
Common stock issued for cash	-	-	686,950
Share issuance costs	-	-	(45,000)
Settlement of debt and intellectual property (in-kind)	-	-	174,304
Settlement of obligation to issue capital stock	-	-	174,709
Proceeds from demand notes payable	-	41,593	196,169
Due to related parties	326,387	(682,369)	2,127,878

Net cash provided by financing activities	326,387	(640,776)	3,315,010

Net increase (decrease) in cash	(616)	(270)	(326,543)

Cash, beginning of the period	683	421	-

Cash, end of the period	67	152	(326,543)

Non-cash investing and financing activities:
Debt issued for marketing license agreement	$-	$-	$450,000
Other income	-	-	235,813
Stock options Issued	-	-	179,930
Common stock issued for license fee - HiTek Multimedia	-	-	275,000
Common stock issued for acquisition of Dudesmart.com	-	-	264,000
Common stock issued in exchange for intellectual property	-	-	55,600
Common stock issued in exchange for debt	1,590,367	-	399,013

Supplemental cash flow disclosure:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

-  6 -

WorldTradeshow.com, Inc.
(A Development Stage Company)
Notes To Consolidated Financial Statements
October 31, 2006

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of WorldTradeShow.com, Inc. (the "Company"), as of July 31, 2006, and the results of its operations and cash flows for the six-month period ended October 31, 2006 and 2005. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions to Form 10-QSB and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed financial statements should be read in conjunction with the audited financial statements and the notes to the audited financial statements included in the Company's Form 10-KSB registration report for the period ending April 30, 2006 filed with the Securities and Exchange Commission.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the notes to the financial statements included in the Company's Form 10-KSB registration report for the year ended April 30, 2006.

2.  EQUIPMENT

Equipment at October 31, 2006 and April 30, 2006 consisted of the following:

	October 2006	April 2006
Computer equipment	$10,087	$10,087
Accumulated depreciation	(10,087)	(10,087)
Equipment, net	$-	$-

Depreciation expense charged to operations was $0 and $0 for the periods ending October 31, 2006 and April 30 2006, respectively.

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

-  7 -

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

The term of the marketing license agreement requires the Company to pay a licensing fee of $450,000. The Company has negotiated to defer the license fee payment until February 10, 2007. In exchange for the license fee, the Company will earn a royalty equal to fifty (50%) percent of gross sales, from reservations made on the Hotels.com.vn website, as defined in the agreement. As of October 31, 2006, the company has settled its debt by issuing 1,313,901 common shares. The Company has amortized $ 75,458, for the six months ended October 31, 2006 leaving a net balance of $73,583. Company management continually reviews its intangible assets for impairment and believes that carrying value of the assets is recoverable.

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

Currently, Hotels.com.vn has contracts with over 274 Hotels in Vietnam. We have contracted with over 90% of the 3-5 star hotels in Vietnam - the 2 star hotel signing is ongoing. Hotels.com.vn has been featured on Vietnamese television during a news television program, and has received an award from the Ministry of Trade in Vietnam. Hotels.com.vn was awarded the number one e-commerce travel tourism website and was ranked 13 th overall in the Country of Vietnam. We expect to penetrate the hotel market with further funding for marketing in and out of Vietnam.

-  8 -

Summary of Intangible,long lived assets and goodwill:

Licenses:	Purchase Price	Amortization/ Impairment	Net Value

Chaiisai Tora, Inc.	$ 50,000	$ 50,000	$ -
Hi-Tek Software License	275,000	275,000	-
Business.com License Agreement	450,000	315,049	114,705

Total Intangible Assets	$ 775,000	$ 640,049	$ 114,705

Dudesmart.com	$ 264,000	$ -	$ 264,000

Total Goodwill	$ 264,000	$ -	$ 264,000

Estimated Amortization Expense: For the year ended April 30, 2007  $  155,439.

4.  PROVISION FOR INCOME TAXES

The components of the provision for income taxes are as follows:

	2006	2005

Current Tax Expense
U.S. Federal	$ -	$ -
State and Local	800	800

Total Current	800	800

Deferred Tax Expense
U.S. Federal	$ -	$ -
State and Local	-	-

Total Deferred	-	-

Total Tax Provision	$ 800	$ 800

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

	2006	2005

Federal Income Tax Rate	(34.0)%	(34.0)%
Effect of Valuation Allowance	34.0%	34.0%

Effective Income Tax Rate	0.0%	0.0%

As of October 31, 2006, the Company has a federal net operating loss carry forwards of $6,123,234 that can be utilized to reduce future taxable income. The net operating loss carry forward will expire at various dates beginning 2011 through 2018 if not utilized. Utilization of the net operating loss and tax credit carry forward may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carry forwards before utilization. The Company has provided a full valuation allowance on the deferred tax asset because of uncertainty regarding realizability.

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

-  9 -

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

As of October 31, 2006 and 2005, the Company owed Hi-Tek approximately $0 and $930,082 respectively, for unpaid consulting fees, service fees, rent, expenses and cash advances which were included in amount due to related party on the balance sheet. Cash advances as of October 31, 2006 and 2005 amounted to $83,050 and $90,352, respectively. As of September 16 the Company issued an additional 3,740,698 shares to Hi-Tek as payment on its debt. As of April 30, 2006 and 2005, accrued interest on these advances was approximately $6,700 and $6,700, respectively. The agreement is renewable on an annual basis. Hi-Tek agreed to forgive the interest accrued as of April 30, 2004 in the amount of 23,800 during the year ended April 30, 2005. The amount forgiven is included in other income.

Other Affiliated Entities

Mr. Sheldon Silverman owns shares personally and through a company under his control. From time to time, this company and Mr. Silverman have received Worldtradeshow.com, Inc. common shares in exchange for debt. For the periods ended October 31, 2006 and 2005, Mr. Silverman did not receive any common shares in exchange for debt.

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

Unpaid Consulting Fees / Advances from Related Parties

As of October 31, 2006 and April 30, 2006, the Company has unpaid consulting fees to officers / directors of approximately $2,440,000 and $2,330,000, respectively. $1,250,000 of these fees currently bear interest at a rate of 8 percent. As of April 30, 2006, accrued interest on these fees were approximately $234,113, which is included in due to related parties.

As of October 31, 2006 and April 30, 2006, the Company also has received advances of $47,500 and $180,000 respectivley from a former officer and Board member. These advances currently bear interest at a rate of 8 percent. As of October 31, 2006 and April 30, 2006, accrued interest on these advances was approximately $93,649and $88,184, respectively, which are included in due to related parties. These advances are not repayable until July 1, 2006 at which point the Company anticipates it will be able renegotiate the terms of the payments and all monies owed to the related parties. We are expecting close on negotiations in August 2006.

Office Leases

The Company leases its office space in San Diego, California, on a month-to-month basis from a related party. Rent expense under these agreements for the period ended October 31, 2006 and 2005 was $7,500 and $7,500, respectively.

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

10.  CONTINGENCIES

In the opinion of management, there are no matters requiring recognition or disclosure as a loss contingency in accordance with Statement of Financial Standards No. 5, Accounting for Contingencies .

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

November 2006-January 2006

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

Use of Proceeds of $1,300,000 USD:

Operations USA:	$400k
Vietnam Expansion:	$150k
Mexican Expansion:	$200k
Marketing online:	$300k
Marketing offline:	$250k

As of November 30, 2005 we have expended $150,000 of the $1,500,000. WTS has expended the initial funds on the back-end operations of MyBajaGuide.com, and the hiring of sales staff and web designers in the Tijuana office. The company believes that an additional $1,350,000 of funding will be required to complete Phase I.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDING OCTOBER 31, 2006 AS COMPARED TO THREE MONTH PERIOD ENDING OCTOBER 31, 2005

The Company had gross sales totaling $388 for the period ended October 31, 2006, compared with $1040 in gross sales for the same period ending October 31, 2005. The Company started to receive revenues from its efforts in signing up hotels to their reservations website Hotels.com.vn. Currently this is the Company's only revenue source, which were offset with the licensing cost. The Company experienced a net loss of $177,449 for the period ended October 31, 2006, compared with a net loss of $273,353 for the same period ended October 31, 2005. This represents a decrease of $72,298 or 43.8% from the prior year. A substantial portion of the decrease in net loss is attributable to the decrease in administrative expenses and the reduction amortization expenses.

Consulting fees totaled $12,480 for the period ended October 31,2006, compared with $45,000 for the same period ending October 31, 2005. This represented an decrease of $32,520 or 27.7% from the prior year. Marketing and advertising cost totaled $74,265 for the period ended October 30, 2006, compared to $45,012 for the same period ending October 31, 2005. Other administrative expenses incurred by the Company were $22,869 for the period ended October 31, 2006, compared with $21,975 for the same period ended October 31, 2005. This represented an increase of $894 or 4.0% from the prior year.

SIX MONTH PERIOD ENDING OCTOBER 31, 2006 AS COMPARED TO THREE MONTH PERIOD ENDING OCTOBER 31, 2005

The Company had gross sales totaling $2,262 for the period ended October 31, 2006, compared with $2,710 in gross sales for the same period ending October 31, 2005. The Company started to receive revenues from its efforts in signing up hotels to their reservations website Hotels.com.vn. Currently this is the Company's only revenue source, which were offset with the licensing cost. The Company experienced a net loss of $407,434 for the period ended October 31, 2006, compared with a net loss of $484,103 for the same period ended October 31, 2005. This represents a decrease of $76,669 or 15.8% from the prior year. A substantial portion of the decrease in net loss is attributable to the decrease in administrative expenses and the reduction of consulting fees.

Consulting fees totaled $63,730 for the period ended October 31,2006, compared with $157,000 for the same period ending October 31, 2005. This represented an decrease of $89,270 or 56.9% from the prior year. Marketing and advertising cost totaled $126,165 for the period ended October 30, 2006, compared to $90,112 for the same period ending October 31, 2005. Other administrative expenses incurred by the Company were $29,660 for the period ended October 31, 2006, compared with $43,950 for the same period ended October 31, 2005. This represented a decrease of $14,290 or 32.5% from the prior year.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2006, the Company had cash of $68, current liabilities of $3,094,650 and no long-term liabilities. We anticipate that current operations will continue to be funded by shareholder loans or debt from our primary vendor and majority shareholder, Hi-Tek, until revenue from operations can sustain the cash flow requirements of the Company. We plan on signing a renewal of our service agreement with Hi-Tek to run for an additional 12 months through 2007, which provides for the payment of our monthly operating expenses and will allow us to operate without additional funding for the next twelve months.

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

Mexican Association of Hotels and Motels for Tijuana, Baja California, Mexico :

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

PURCHASES OR SALES OF PLANT AND SIGNIFICANT EQUIPMENT

None

EMPLOYEES

WTS currently has no employees, other than its officers and directors, who devote their time as required to its operations. In June 2000, WTS signed three consulting agreements with three different members of the Board of Directors. These agreements entitle each individual to a base salary ranging from $7,500 to $15,000 per month expired on January 30, 2001. Similar consulting agreements were extended for two of the individuals on an annual basis at terms similar to the original agreement through July 1, 2005. The other individual extended his agreement at terms similar to the original agreement through June 30, 2001. Each of the three individuals agreed not to withdraw a consulting fee until sufficient funding is secured. As of October 31, 2006 and April 30, 2006, WTS has unpaid consulting fees of approximately $2,330,000 and $2,330,000, respectively. One of the unpaid consulting fees bears interest at 12 percent. As of April 30, 2006 accrued interest on these unpaid fees was approximately $392,000. These advances are not repayable until July 1, 2005 at which point WTS anticipates it will be able renegotiate the terms of the payments and all monies owed to the related parties. On August 1, 2005, the consulting agreements for Mr. Sheldon Silverman and Mr. Carlos Rosette were renewed. The term of Mr. Silverman's agreement commenced on August 1, 2005 and ends on July 31, 2006 and provides for compensation of $15,000 per month for his services. The term of Mr. Rosette's agreement commenced on August 1, 2005 and ends on July 31, 2006, and provides for compensation of $3,000 per month for his services.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2005, the Company issued approximately 5,156,580 144 common shares of its $0.0001 par value common stock for repayment of approximately $1,590,367 in outstanding debt, which includes $61,526 of accrued interest.  The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

Date: December 20, 2006	WORLDTRADESHOW.COM, INC.

By: /S/ Sheldon Silverman Sheldon Silverman Chief Executive Officer, Chief Financial Officer and Chairman of the Board

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date

/S/ Sheldon Silverman Sheldon Silverman	Chief Executive Officer, Chief Financial Officer and Chairman of the Board	December 20, 2006