Form 10QSB/A
period 2006-07-31
WORLDTRADESHOW COM INC
filed 2007-01-17
CIK 1084370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
Amendment No. 2

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

Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
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

Date: January 16, 2007	WORLDTRADESHOW.COM, INC.

By: /S/ Sheldon Silverman Sheldon Silverman Chief Executive Officer, Chief Financial Officer and Chairman of the Board

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date

/S/ Sheldon Silverman Sheldon Silverman	Chief Executive Officer, Chief Financial Officer and Chairman of the Board	January 16, 2007