Form 10QSB
period 2007-01-31
WORLDTRADESHOW COM INC
filed 2007-03-26
CIK 1084370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the quarterly period ended January 31, 2007

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission file number 000-1084370

WORLDTRADESHOW.COM, INC. (Name of small business issuer in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0355407 (IRS Employer identification No.)

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
Yes [ ] No [X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. As of March 22, 2007 the Company had issued and outstanding 43,088,286 shares of $.0001 par value common stock.

INDEX

PART I	FINANCIAL INFORMATION	2

ITEM 1.	Financial Statements	2
	Balance Sheets as of January 31, 2007 (unaudited) and April 30, 2006	3
	Statements of Operations for the Three Months Ended January 31, 2007 and 2006 (unaudited), and the Nine Months Ended January 31, 2007 and 2006 (unaudited) and cumulative from inception (September 15, 1995 - January 31, 2007)	4
	Statement of Changes In Stockholders Equity from Inception September 19,1995-January 31,2007	5
	Statements of Cash Flows for the Nine Months Ended January 31, 2007 and 2006 (unaudited) and cumulative from inception (September 15, 1995-January 31, 2007)	6
	Notes to Condensed Financial Statements	7

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3.	Controls and Procedures	20

PART II		21

ITEM 1.	Legal Proceedings	21

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

ITEM 3.	Defaults on Senior Securities	21

ITEM 4.	Submission of Matters to a Vote of Security Holders	21

ITEM 5.	Other Information	21

ITEM 6.	Exhibits	21

	SIGNATURES	22

PART I
ITEM 1. FINANCIAL STATEMENTS

WORLDTRADESHOW.COM, INC. (A Development Stage Company) Balance Sheets

	For the Period Ending

	January 31, 2007	April 30, 2006

	(unaudited)
ASSETS

Current assets
Cash	$4,570	$683
Accounts receivable	4,439	-

Total current assets	9,008	683

Equipment, net	-	-
Goodwill	264,000	264,000
Intangibles, net of accumulated amortization and impairment of $ 133,213 and $ 563,437, in 2007 and 2006, respectively	19,429	155,439

Total assets	$292,437	$420,122

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,888	$4,763
Due to related parties	3,318,907	2,667,581
Accrued liabilities	4,001	1,491,152
Demand notes payable	-	196,169

Total current liabilities	3,324,796	4,359,666

Due to shareholders	-	-
Long-term liabilities	-	-

Total liabilities	3,324,796	4,359,666

Shareholders' deficit
Preferred stock; $0.001 par value; 5,000,000 shares authorized none issued and outstanding	-	-
Common stock; $0.0001 par value; 100,000,000 shares authorized 42,867,086 and 37,710,506 shares issued and outstanding as of January 31, 2007 and April 30, 2006, respectively	4,294	3,770
Additional paid-in capital	3,401,6379	1,811,786
Deferred compensation	(39,300)	(39,300)
Foreign currency translation	-	-
Deficit accumulated during the development stage	(6,398,990)	(5,715,800)

Total shareholders' deficit	(3,032,358)	(3,939,544)

Total liabilities and shareholders' deficit	$292,437	$420,122

The accompanying notes are an integral part of these financial statements.

-  3 -

WORLDTRADESHOW.COM, INC. (A Development Stage Company) Statements of Operations

	Three Months Ended Janunary 31,		Six Months Ended January 31,		Cumulative from inception (September 15, 1995
	2007	2006	2007	2006	to January 31, 2007)

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$3,904	$-	$3,904	$6,124	$118,442
Cost of Sales	-	-	-	-	158,143

Gross profit	3,904	-	3,904	6,124	(39,701)

General and administrative expenses:
Consulting fees	70,670	190,500	138,400	333,500	3,044,434
Depreciation and amortization	57,756	-	133,213	222	198,901
Marketing and promotion	89,200	48,788	215,365	138,900	845,917
Office and rent	7,500	15,000	22,500	30,000	317,559
Professional fees	20,400	2,622	45,400	25,479	313,238
Other administrative expenses	17,688	40,247	47,349	63,104	792,202
Impairment on intangible assets	-	-	-	79,167	615,362

Total general and administrative expenses	263,214	297,158	602,227	670,372	6,071,863

Other Income & (Expenses)
Other income (debt forgivness)	-	-	-	-	235,813
Interest expense	(16,445)	(37,253)	(84,866)	(111,757)	(523,239)

Net Loss	$(275,756)	$(334,411)	$(683,190)	$(776,005)	$(6,398,991)

Loss per common share:
Basic			$(0.02)	$(0.02)

Weighted average shares outstanding
Basic			40,329,396	37,710,506

Other comprehensive income (loss)
Foreign currency translation			-	-	-

Comprehensive loss			$(683,190)	$(776,005)	(6,398,991)

The accompanying notes are an integral part of these financial statements.

-  4 -

WORLDTRADESHOW.COM, INC. (A Development Stage Company) Statement of Shareholders Equity

	Common Stock		Additional Paid In Capital	Deferred Compensation Expense	Foreign Currency Translation	Deficit Accumulated during the Development Stage	Total Shareholders' Equity (Deficit)

	Number of Shares	Amount

Inception, September 15, 1995	-	$-	$-	$-	$-	$-	$-
Common stock issued for:
Cash, October 1	31,240	31	156,169				156,200
Cash, December 5	6,950	7	69,493				69,500
Acquisition of license rights, April 17	56,000	56	5,544				5,600
Share issue costs			(45,000)				(45,000)
Comprehensive loss, April 30, 1996						(173,617)	(173,617)

Balance, April 30, 1996	94,190	94	186,206	-	-	(173,617)	12,683

Common stock issued for:
Cash, August 28	6,071	6	169,994				170,000
Cash, January 31	6,938	7	138,743				138,750
Comprehensive loss, April 30, 1997						(436,130)	(436,130)

Balance, April 30, 1997	107,199	107	494,943	-	-	(609,747)	(114,697)

Comprehensive loss, April 30, 1998						(187,315)	(187,315)

Balance, April 30, 1998	107,199	107	494,943	-	-	(797,062)	(302,012)

Common stock issued for:
Debt settlement, January 29	35,000	35	34,965				35,000
Cash, March 30	13,750	14	27,486				27,500
Obligation to issue stock, March 30	47,975	48	95,902				95,950
Debt settlement, April 6	37,700	38	75,362				75,400
Acquisition of intellectual property, April 6	25,000	25	49,975				50,000
Comprehensive loss, April 30,1999					(553)	(138,713)	(139,266)

Balance, April 30, 1999	266,624	267	778,633	-	(553)	(935,775)	(157,428)

Common stock issued for:
Cash, February 11	22,894	23	59,977				60,000
Debt settlement, February 14	119,899	120	113,783				113,903
Cash, February 23	21,505	21	19,979				20,000
Cash, March 16	6,955	7	24,993				25,000
Forward split 20:1, March 27	8,319,663	437	(437)				-
Comprehensive loss, April 30, 2000					(566)	(296,598)	(297,164)

Balance, April 30, 2000	8,757,540	875	996,928	-	(1,119)	(1,232,373)	(235,689)

Common stock issued for:
Acquisition of Dudesmart.com, May 11	1,200,000	120	263,940				264,060
Cash, August 23	80,000	8	19,996				20,004
Stock Option Issued			140,630				140,630
Comprehensive loss, April 30, 2001						(680,009)	(680,009)

Balance, April 30, 2001	10,037,540	1,003	1,421,494	-	(1,119)	(1,912,382)	(491,004)

Comprehensive loss, April 30, 2002						(415,912)	(415,912)

Balance, April 30, 2002	10,037,540	1,003	1,421,494	-	(1,119)	(2,328,294)	(906,916)

Common stock issued for:
License fee Hi-Tek Multimedia, February 25	27,500,000	2,750	272,250				275,000
Comprehensive loss, April 30, 2003						(544,959)	(544,959)

Balance, April 30, 2003	37,537,540	3,753	1,693,744	-	(1,119)	(2,873,253)	(1,176,875)

Comprehensive loss, April 30, 2004						(805,787)	(805,787)

Balance, April 30, 2004	37,537,540	3,753	1,693,744	-	(1,119)	(3,679,039)	(1,982,661)

Common stock issued for:
Debt settlement, August 27,2004	172,966	17	78,742				78,759
Stock Option Issued			39,300	(39,300)			-
Comprehensive loss, April 30, 2005						(1,413,934)	(1,413,934)

Balance, April 30, 2005	37,710,506	3,770	1,811,786	(39,300)	(1,119)	(5,092,973)	(3,317,836)

Comprehensive loss, April 30, 2006					1,119	(622,828)	(621,709)

Balance, April 30, 2006	37,710,506	3,770	1,811,786	(39,300)	-	(5,715,801)	(3,939,545)

Debt settlement, September 16, 2006	5,237,780	524	1,589,851				1,590,375
Comprehensive Loss, July 31, 2007					-	(683,190)	(683,190)

Balance, January 31, 2007	42,948,286	4,294	3,401,637	(39,300)		(6,398,991)	(3,032,360)

The accompanying notes are an integral part of these financial statements.

-  5 -

WORLDTRADESHOW.COM, INC. (A Development Stage Company) Statement of Cash Flows (unaudited)

	Period Ending		Cumulative from inception (September 15, 1995) to January 31, 2007

	January 31, 2007	January 31, 2006

Cash flows from operating activities:
Net loss	$(683,190)	$(776,005)	$(6,398,991)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	116,580	222	182,267
Stock options issued	-	-	140,630
Impairment	-	79,167	569,561
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(4,439)	2,277	(4,439)
(Increase) decrease in intangible assets	-	-	-
Increase (decrease) in accounts payable	(2,875)	268,577	1,890
Increase (decrease) in accrued liabilities	(1,487,151)	1,022,351	4,001

Net cash provided by (used in) operating activities	(2,061,075)	596,589	(5,505,081)

Cash flows from investing activities:
Purchase of equipment	-	-	(10,087)
Acquisition of intellectual property (in-kind)	-	-	50,000

Net cash (used) provided by operating activities	-	-	39,913

Cash flows from financing activities:
Common stock issued for cash	-	-	686,950
Share issuance costs	-	-	(45,000)
Settlement of debt and intellectual property (in-kind)	-	-	174,304
Settlement of obligation to issue capital stock	1,590,375	-	1,765,084
Reduction of long-term liabilities	-	-	(481,172)
Proceeds from demand notes payable	-	48,145	196,169
Due to related parties	474,578	(645,117)	3,169,508

Net cash provided by financing activities	2,064,953	(596,972)	5,465,843

Net increase (decrease) in cash	3,878	(383)	675

Cash, beginning of the period	683	421	-

Cash, end of the period	4,561	38	675

Non-cash investing and financing activities:
Debt issued for marketing license agreement	$-	$-	$450,000
Other income	-	-	235,813
Stock options Issued	-	-	179,930
Common stock issued for license fee - HiTek Multimedia	-	-	275,000
Common stock issued for acquisition of Dudesmart.com	-	-	264,000
Common stock issued in exchange for intellectual property	-	-	55,600
Common stock issued in exchange for debt	1,590,367	-	399,013

Supplemental cash flow disclosure:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

-  6 -

WorldTradeshow.com, Inc.
(A Development Stage Company)
Notes To Consolidated Financial Statements
January 31, 2007

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of WorldTradeShow.com, Inc. (the "Company"), as of January 31, 2007, and the results of its operations and cash flows for the nine-month period ended January 31, 2007 and 2006. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions to Form 10-QSB and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed financial statements should be read in conjunction with the audited financial statements and the notes to the audited financial statements included in the Company's Form 10-KSB registration report for the period ending April 30, 2006 filed with the Securities and Exchange Commission.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the notes to the financial statements included in the Company's Form 10-KSB registration report for the year ended April 30, 2006.

2.  EQUIPMENT

Equipment at January 31, 2007 and April 30, 2006 consisted of the following:

	January 2007	April 2006
Computer equipment	$10,087	$10,087
Accumulated depreciation	(10,087)	(10,087)
Equipment, net	$-	$-

Depreciation expense charged to operations was $0 and $0 for the periods ending January 31, 2007 and April 30 2006, respectively.

3.  INTANGIBLES, LONG-LIVED ASSETS AND GOODWILL

Dudesmart.com

On June 23, 2000, the Company accepted a proposal to exchanged 1,200,000 shares of common stock for 100% of the outstanding common stock of Dudesmart.com, Inc., from a related entity (Note 6). At the time of the transaction, the shares were valued at $.22 per share (estimated value $264,000). Dudesmart.com will be the entertainment division for the Company specializing in the entertainment and gaming industry. At the date of accusation Dudesmart.com had no fixed assets and all development fees were expensed as occurred. Therefore the Company recognized this transaction as Goodwill. The Company anticipates that the Dudesmart.com will be fully operational in the first quarter of 2007. The Company from on an annual basis evaluates the fair value of its goodwill and would record impairment to its when there is evidence that events or changes in circumstances, and an analysis of future cash flows have made recovery of the asset's carrying value unlikely in accordance SFAS 142.

Hi-Tek Multimedia License Agreement

On April 24, 2003, the Company announced the License Agreement of an Internet Reservations Software License Agreement from Hi Tek Multimedia (Hi Tek), in exchange for 27,500,000 common shares. At the time of the transaction the shares were valued at $0.01. The Company is utilizing the Hi-Tek internet reservations software. The license agreement was accounted for as an intangible asset on the balance sheet. During the fiscal year ended April 30, 2005 the Company recognized $275,000 was fully impaired as the Company believes it would not be able to recover the cost before the license agreement expires The Company management continually reviews its Goodwill for impairment and believes that carrying value of the assets is stated at its fair market value.

-  7 -

WorldTradeshow.com, Inc.
(A Development Stage Company)
Notes To Consolidated Financial Statements
January 31, 2007

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

The term of the marketing license agreement requires the Company to pay a licensing fee of $450,000. In exchange for the license fee the Company will in addition pay for the royalty expense equal to fifty percent of the gross revenue from hotel reservations. As of January 31, 2007, the company has settled its debt by issuing 1,313,901 common shares. The Company has amortized $ 133,213, for the nine months ended January 31, 2007 leaving a net balance of $19,429. Company management continually reviews its intangible assets for impairment and believes that carrying value of the assets is recoverable.

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

Currently, Hotels.com.vn has contracts with over 304 Hotels in Vietnam. We have contracted with over 90% of the 3-5 star hotels in Vietnam - the 2 star hotel signing is ongoing. Hotels.com.vn has been featured on Vietnamese television during a news television program, and has received an award from the Ministry of Trade in Vietnam. Hotels.com.vn was awarded the number one e-commerce travel tourism website and was ranked 13th overall in the Country of Vietnam. We expect to penetrate the hotel market with further funding for marketing in and out of Vietnam.

Summary of Intangible, long lived assets and goodwill:

Licenses:	Purchase Price	Amortization/ Impairment	Net Value

Chaiisai Tora, Inc.	$ 50,000	$ 50,000	$ -
Hi-Tek Software License	275,000	275,000	-
Business.com License Agreement	450,000	430,571	19,429

Total Intangible Assets	$ 775,000	$ 755,571	$ 19,429

Dudesmart.com	$ 264,000	$ -	$ 264,000

Total Goodwill	$ 264,000	$ -	$ 264,000

Estimated Amortization Expense: For the year ended April 30, 2007  $ 155,439.

-  8 -

WorldTradeshow.com, Inc.
(A Development Stage Company)
Notes To Consolidated Financial Statements
January 31, 2007

4.  PROVISION FOR INCOME TAXES

The components of the provision for income taxes are as follows:

	2007	2006

Current Tax Expense
U.S. Federal	$ -	$ -
State and Local	800	800

Total Current	800	800

Deferred Tax Expense
U.S. Federal	$ -	$ -
State and Local	-	-

Total Deferred	-	-

Total Tax Provision	$ 800	$ 800

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

	2007	2006

Federal Income Tax Rate	(34.0)%	(34.0)%
Effect of Valuation Allowance	34.0%	34.0%

Effective Income Tax Rate	0.0%	0.0%

As of January 31, 2007, the Company has a federal net operating loss carry forwards of $6,398,990 that can be utilized to reduce future taxable income. The net operating loss carry forward will expire at various dates beginning 2011 through 2018 if not utilized. Utilization of the net operating loss and tax credit carry forward may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carry forwards before utilization. The Company has provided a full valuation allowance on the deferred tax asset because of uncertainty regarding reliability.

5.  MAJOR CUSTOMER AND SEGMENT INFORMATION

The Company currently operates solely in one industry segment: the marketing and support of its hotel reservations system in Vietnam. No one customer accounted for approximately 5% of gross revenues for the period ending January 31, 2007. The Company has no operations or assets located outside of the United States. The Company's commission's revenue is concentrated in the Vietnam Hotel reservations system, creating a risk of concentration associated with the sale of a single product and limited customer base. The loss of this single market could cause severe damage to the Company's financial future.

WorldTradeshow.com, Inc.
(A Development Stage Company)
Notes To Consolidated Financial Statements
January 31, 2007

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

As of January 31, 2007 and 2006, the Company owed Hi-Tek approximately $491,292 and $930,082 respectively, for unpaid consulting fees, service fees, rent, expenses and cash advances which were included in amount due to related party on the balance sheet. Cash advances as of January 31, 2007 and 2005 amounted to $75,700 and $90,352, respectively. As of September 16 the Company issued an additional 3,740,698 shares to Hi-Tek as payment on its debt. As of January 31, 2007 and 2006 accrued interest on these advances was approximately $14,870 and $6,700, respectively. The agreement is renewable on an annual basis.

Other Affiliated Entities

Mr. Sheldon Silverman owns shares personally and through a company under his control. From time to time, this company and Mr. Silverman have received Worldtradeshow.com, Inc. common shares in exchange for debt. For the periods ended January 31, 2007 and 2006, Mr. Silverman did not receive any common shares in exchange for debt.

WorldTradeshow.com, Inc.
(A Development Stage Company)
Notes To Consolidated Financial Statements
January 31, 2007

Consulting Agreements

Dr. Lee Johnson, Mr. Thomas Johnson and Mr. Sheldon Silverman have entered into three separate consulting agreements with the Company, for which the Company has accrued unpaid consulting fees. Similar consulting agreements were extended for two of the individuals on an annual basis at terms similar to the original agreement through July 2005.

The above consultant agreements also contained 2,250,000 stock options, of which 150,000 remain exercisable due to expiration or have been forfeited by the officers. As the June 2000 consulting agreement provided for the options to be purchased at below the Company's market price on the date of grant, the Company has recorded consulting fees relating to these options of $140,630 (Note 9).

Unpaid Consulting Fees / Advances from Related Parties

As of January 31, 2007 and April 30, 2006, the Company has unpaid consulting fees to officers / directors of approximately $2,440,000 and $2,330,000, respectively. $1,200,000 of these fees currently bears interest at a rate of eight percent. As of January 31, 2007, accrued interest on these fees were approximately $200,823, which is included in due to related parties.

As of January 31, 2007 and April 30, 2006, the Company also has received advances of $75,700 and $180,000 respectively from a former officer and Board member. These advances currently bear interest at a rate of eight percent. As of January 31, 2007 and April 30, 2006, accrued interest on these advances was approximately $14,870 and $88,184, respectively, which are included in due to related parties. These advances are not repayable until July 1, 2006 at which point the Company anticipates it will be able renegotiate the terms of the payments and all monies owed to the related parties. We are expecting close on negotiations in May 2007.

Office Leases

The Company leases its office space in San Diego, California, on a month-to-month basis from a related party. Rent expense under these agreements for the period ended January 31, 2007 and 2006 was $7,500 and $7,500, respectively.

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

WorldTradeshow.com, Inc.
(A Development Stage Company)
Notes To Consolidated Financial Statements
January 31, 2007

9.  STOCK OPTIONS

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

A summary of stock option activity for all plans follows:

Outstanding Options	Options Outstanding	Exercise Price
Authorized	-	-
Granted	2,450,000	$0.75-$0.30
Exercised	-	$0.00
Canceled	(2,250,000)	$0.30
Balance, January 31, 2007	200,000	$0.75

Following is a summary of the status of fixed options outstanding at January 31, 2007:

	Outstanding Options			Exercisable Options
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.75	200,000	2 years	0.75	200,000.75

Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at grant dates for awards under those plans consistent with the method described in SFAS 123, the Company's net loss would have been as follows:

	Period Ended January 31,

	2007	2006

Net Loss:
As reported	$683,190	$776,005
Pro forma	$817,757	$910,572

Basic loss per share:
As reported	$(0.02)	$(0.02)
Pro forma	$(0.02)	$(0.02)

10.  CONTINGENCIES

In the opinion of management, there are no matters requiring recognition or disclosure as a loss contingency in accordance with Statement of Financial Standards No. 5, Accounting for Contingencies .

WorldTradeshow.com, Inc.
(A Development Stage Company)
Notes To Consolidated Financial Statements
January 31, 2007

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion should be read in conjunction with our condensed financial statements, and the related notes included elsewhere in this Quarterly Report on Form 10-QSB and the Annual Report on Form 10-KSB for the fiscal year ended April 30, 2006. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

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

PLAN OF OPERATION

We have a development strategy for the implementation of Phase I of the plan, which will require $1,350,000 to complete. We have historically financed our operations through working capital provided by loans from management and our major vendor and controlling shareholder, Hi-Tek.com, Inc. For the time being the Company anticipates that current operations will continue to be funded by shareholder loans or debt from our vendor and majority shareholder, Hi-Tek, until revenue from operations can sustain the cash flow requirements of the Company. For 2006 we have a commitment from our majority shareholders to fund our operations for that calendar year. Additionally, we may pursue additional private placement financing through close associates or friends and family members of management and our controlling shareholders. There can be no assurances that additional capital will be available on terms favorable to us or at all, or that we will be able to generate sufficient cash flow in order to sustain operations. To the extent that additional capital is raised through the sale of additional equity or debt securities, the issuance of such securities could result in additional dilution to our stockholders. In the event that we experience the need for additional capital, and are not able to generate capital from financing sources or from future operations, management may be required to modify, suspend or discontinue our operations and business plan.

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

November 2006 - May 2007

WTS plans on pushing sales and marketing in Vietnam for Hotels.com.vn. The marketing has begun through search engines such as Google and Yahoo. Hotels.com.vn is beginning to work with tour companies in Vietnam and working out alliance and affiliate programs to start to promote tour packages. The selling of a tour package will give multiple reservations with groups of people reserving rooms thus boosting the revenues for Hotels.com.vn.

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

Currently, the Company has contracts with over 304 hotels in Vietnam, an increase of approximately 60, and we have contracted with over 90% of the 3-5 star hotels in Vietnam. The 2 star hotel signing is ongoing. Hotels.com.vn has been featured on Vietnamese television during a news television program, and has received an award from the Ministry of Trade in Vietnam. Hotels.com.vn was awarded the number one e-commerce travel tourism website and was ranked 13th overall in the Country of Vietnam. We expect to penetrate the hotel market with further funding for marketing in and out of Vietnam.

WTS has redesigned and launched the WorldTradeShow.com website. The new website promotes our alliances and affiliates, with links to their websites, and cross marketing through banners and hyperlinks.

Use of Proceeds of $1,300,000 USD:
Operations USA:	$400k
Vietnam Expansion:	$150k
Mexican Expansion:	$200k
Marketing online:	$300k
Marketing offline:	$250k

As of November 30, 2005 we have expended $150,000 of the $1,500,000. WTS has expended the initial funds on the back-end operations of Hotels.com.vn, and the hiring of sales staff and web designers in the Hanoi office. The company believes that an additional $1,350,000 of funding will be required to complete Phase I.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDING JANUARY 31, 2007 AS COMPARED TO THREE MONTH PERIOD ENDING JANUARY 31, 2006

The Company had gross sales totaling $3,904 for the period ended January 31, 2007, compared with $0 in gross sales for the same period ending January 31, 2006. The Company started to receive revenues from its efforts in signing up hotels to their reservations website Hotels.com.vn. Currently this is the Company's only revenue source, which were offset with the licensing cost. The Company experienced a net loss of $275,756 for the period ended January 31, 2007, compared with a net loss of $334,411 for the same period ended January 31, 2006. This represents a decrease of $58,655 or 21.3% from the prior year. A substantial portion of the decrease in net loss is attributable to the decrease in administrative expenses and the reduction amortization expenses.

Consulting fees totaled $70,670 for the period ended January 31, 2007, compared with $190,500 for the same period ending January 31, 2006. This represented a decrease of $119,830 or 37.1% from the prior year. Marketing and advertising cost totaled $89,200 for the period ended January 31, 2007, compared to $48,788 for the same period ending January 31, 2006. Other administrative expenses incurred by the Company were $17,688 for the period ended January 31, 2007, compared with $40,247 for the same period ended January 31, 2006. This represented a decrease of $22,559 or 43.9% from the prior year.

NINE MONTH PERIOD ENDING JANUARY 31, 2007 AS COMPARED TO THREE MONTH PERIOD ENDING JANUARY 31, 2006

The Company had gross sales totaling $3,904 for the period ended January 31, 2007, compared with $6,124 in gross sales for the same period ending January 31, 2006. The Company started to receive revenues from its efforts in signing up hotels to their reservations website Hotels.com.vn. Currently this is the Company's only revenue source, which was offset with the licensing cost. The Company experienced a net loss of $683,190 for the period ended January 31, 2007, compared with a net loss of $776,005 for the same period ended January 31, 2006. This represents a decrease of $92,815 or 12.0% from the prior year. A substantial portion of the decrease in net loss is attributable to the decrease in administrative expenses and the reduction of consulting fees offset by an increase in amortization expense.

Consulting fees totaled $138,400 for the period ended January 31, 2006, compared with $333,500 for the same period ending January 31, 2006. This represented a decrease of $195,100 or 58.5% from the prior year. Marketing and advertising cost totaled $215,365 for the period ended January 31, 2007, compared to $138,900 for the same period ending January 31, 2006. Other administrative expenses incurred by the Company were $47,349 for the period ended January 31, 2007, compared with $63,104 for the same period ended January 31, 2006. This represented a decrease of $15,755 or 25.0% from the prior year.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2007, the Company had cash of $4,570, current liabilities of $3,318,907 and no long-term liabilities. We anticipate that current operations will continue to be funded by shareholder loans or debt from our primary vendor and majority shareholder, Hi-Tek, until revenue from operations can sustain the cash flow requirements of the Company. We plan on signing a renewal of our service agreement with Hi-Tek to run for an additional 12 months through 2007, which provides for the payment of our monthly operating expenses and will allow us to operate without additional funding for the next twelve months.

RESEARCH AND DEVELOPMENT ACTIVITIES

WTS has not directly engaged in research and development activities. Hi-Tek has developed and deployed WorldTradeShow.com's promotional website with FLASH animation technology. WTS will retain the proprietary rights to the website content and related technology.

PATENTS, LICENSES, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

WordTradeShow.com's Partners & Strategic Alliances

Hi-Tek.

Hi-Tek , WTS's largest shareholder, is a private corporation with offices in San Diego, U.S.A., Tijuana, Mexico, and Hanoi and Ho Chi Minh City in Vietnam. This world-class technology company has been a leading visionary in providing Internet services and multimedia productions since 1992. Through strong values and technological performance, Hi-Tek has formed strong alliances with and obtained the cooperation of major Vietnamese ISP's (Internet Service Providers) such as Netsoft, VDC, and FPT, in order to commercialize Vietnam's Internet services.

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

Currently, Business.com.vn has over 3,000 companies in its database with the potential of expanding to over 30,000 companies within Vietnam's 64 separate provinces. Vietnam, with a population of over 85 million people, is the second fastest growing economy in the world, according to the Vietnam Ministry of Trade. Vietnam signed the Bilateral Trade Agreement with the United States to expand business opportunities for both countries, and then Decree No. 33/2002/QD-TTg dated February 08, 2002 by Vietnam's Prime Minister was approved to begin implementing Vietnam Internet development plan for 2001-2005. Both of these significant events marked the beginning of great economic opportunities for WTS. To participate and capitalize in the countries' growth for online business tradeshows. There are over 16 million current Internet users in Vietnam, representing only 18% of the population, a number expected to increase significantly each year as the economy grows "WTS plans to work closely with Business.com.vn as a strategic marketing partner in Asia to help Vietnamese companies showcase their products, services and investment opportunities online. Businesses will receive instant worldwide exposure through the WTS portal. WTS will be the business tradeshow solution provider, and a vehicle to provide them exposure to import/export, travel and tourism companies, both inside and outside of Vietnam."

Hotels.com.vn

Hotels.com.vn ( www.HOTELS.com.vn) with over 304 Hotels being advertised is a comprehensive travel/tourism site. Worldwide travelers use this officially sanctioned Vietnam Tourism Association website. As the ultimate online resource to review, select, and book hotel rooms, golf tee times (coming soon), purchase airline tickets, rent cars and conduct other travel related transactions. WTS has an opportunity to generate recurring revenue from over 3,000 major hotels, 200 travel companies, and others in the Vietnamese tourism industry.

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

The term of the Business.com.vn marketing license agreement with WTS has entered into is for two years and requires WTS to pay a licensing fee of $150,000 and $300,000 for the years ending December 31, 2004 and 2005, respectively. The license fees for 2004 and 2005 were payable by August 10, 2004 and February 10, 2005, respectively. In the prior year, WTS has negotiated to defer the first license fee payment until February 10, 2005. Subsequently, WTS negotiated with Business.com.vn to extend the contract for up to two years to February 10, 2007. In exchange for the rights licensed, WTS will earn a royalty equal to fifty (50%) percent of gross commission, as defined in the agreement (see exhibit 10.2). The extension document also provides that once WTS is trading on the OTC BB, Business.com.vn has the option for payment, or shares to be negotiated at that time. WTS has paid Business.com.vn via restricted shares last Quarter.

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

This strategic promotional program is designed to help both the U.S. and Vietnam's businesses to grow worldwide, promote trade, investments and tourism, in keeping with the bilateral trade agreement signed by both countries in 2001. Hanoi TIPS will also assist in advertising Vietnam's trademarks in the U.S. market; provide businesses with market information and development assistance. The Hanoi Trade Department will act as a bridge between Hanoi TIPS in San Diego and Vietnamese businesses, providing market information and product samples to showcase on the Hanoi TIPS website and its virtual showroom on WorldTradeShow.com's website.

Hanoi Tips has an extensive database of the top Fortune 500 companies of Vietnam. Members of Hanoi Tips will have opportunities to advertise, make agreements and letters of intent with WTS as well as market, promote their companies products and services on the WorldTradeShow.com portal.

PURCHASES OR SALES OF PLANT AND SIGNIFICANT EQUIPMENT

None

EMPLOYEES

WTS currently has no employees, other than its officers and directors, who devote their time as required to its operations. In June 2000, WTS signed three consulting agreements with three different members of the Board of Directors. These agreements entitle each individual to a base salary ranging from $7,500 to $15,000 per month expired on January 30, 2001. Similar consulting agreements were extended for two of the individuals on an annual basis at terms similar to the original agreement through July 1, 2005. The other individual extended his agreement at terms similar to the original agreement through June 30, 2001. Each of the three individuals agreed not to withdraw a consulting fee until sufficient funding is secured. As of January 31, 2007 and April 30, 2006, WTS has unpaid consulting fees of approximately $2,330,000 and $2,330,000, respectively. One of the unpaid consulting fees bears interest at 12 percent. As of April 30, 2006 accrued interest on these unpaid fees was approximately $392,000. These advances are not repayable until July 1, 2005 at which point WTS anticipates it will be able renegotiate the terms of the payments and all monies owed to the related parties. On August 1, 2005, the consulting agreements for Mr. Sheldon Silverman and Mr. Carlos Rosette were renewed. The term of Mr. Silverman's agreement commenced on August 1, 2005 and ends on July 31, 2006 and provides for compensation of $15,000 per month for his services. The term of Mr. Rosette's agreement commenced on August 1, 2005 and ends on July 31, 2006, and provides for compensation of $3,000 per month for his services.

GOING CONCERN

WTS has experienced recurring losses, has a working capital deficiency of $3,315,787 and an accumulated deficit of $6,398,990 as of January 31, 2007. These factors, among others raise substantial doubt as to its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(a) Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of January 31, 2007 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i)is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over financial reporting

Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None..

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

Date: March 23, 2007	WORLDTRADESHOW.COM, INC.

By: /S/ Sheldon Silverman Sheldon Silverman Chief Executive Officer, Chief Financial Officer and Chairman of the Board

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date

/S/ Sheldon Silverman Sheldon Silverman	Chief Executive Officer, Chief Financial Officer and Chairman of the Board	March 23, 2007