Form 10KSB
period 2007-04-30
WORLDTRADESHOW COM INC
filed 2007-08-31
CIK 1084370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-1084370

Business.vn, Inc. (formerly WorldTradeShow.com, Inc.) (Name of small business issuer as specified in its charter)

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

State issuer's revenues for its most recent fiscal year. $ 9,672

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.    $ 4,727,500 as of August 28, 2007

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes   [  ]     No   [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 47,537,363 Common Shares as of August 30, 2007

DOCUMENTS INCORPORATED BY REFERENCE: None.

Traditional Small Business Disclosure Format (check one) Yes [ ] No [X]

BUSINESS.VN, Inc.
TABLE OF CONTENTS TO FORM 10-KSB
FOR THE YEAR ENDED APRIL 30, 2007

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

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-KSB to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes.

PART I

Item 1.  Description of Business

BACKGROUND

Unless the context otherwise requires, the terms "we", "our","us" ,"BVNI" or "Business.vn" refers to Business.vn, Inc.

Business.vn, Inc. (the "Company") was originally formed on September 15, 1995 as Interactive Processing, Inc., a Nevada corporation, to market high-tech consumer electronics through television home-shopping networks, retail stores, catalog companies and their website remotecontrols.com. In March 1999, the Company changed its name to Worldtradeshow.com, Inc.. In April, 1999, the Company acquired intellectual property rights to a database and business plan and significantly changed its business plan to develop tradeshow software and market both physical and virtual tradeshow space through the Company's website. The Company has commenced operations but has insignificant revenue. Therefore, the Company is considered to be a development stage enterprise.

Business development: We began with a business plan and business model that has been put into a CD Rom presentation. In 1999 we acquired a database of over 11,000 tradeshow managers, complete with contact information for the majority of all tradeshows in North America. This database was purchased from Chaiisai Tora, Inc., a non affiliate of the Company. The database will be used when BVNI completes its Virtual Trade Show website.

In mid 2000, the Company, acquired DudeSmart.com for 1,200,000 restricted (Rule 144) common shares valued at $264,000. The Company accepted a proposal to exchange 1,200,000 shares of common stock for 100% of the outstanding common stock of Dudesmart.com, Inc. At the time of the transaction, the shares were valued at $.22 per share (estimated value $264,000), and had approximately 12.3 million shares outstanding. The common stock issued as consideration for the purchase of DudeSmart.com was valued based on accordance with paragraph 18 of SFAS 142.

DudeSmart.com is an entertainment portal. BVNI has received a business plan ("Business Plan"), in an interactive CD Rom presentation format. DudeSmart.com will be the entertainment division, providing discounts on restaurants, travel/tours discounts, golf tours using the BVNI Discount Card. We are unaware of any other company currently doing business in Vietnam utilizing any kind of discount card or entertainment book. The Company plans to market the Discount Card through the following websites Hotels.vn, ,and Business.vn, and plans to introduce the Discount Card to travel agents, travel tour companies, rental car companies, restaurants in Vietnam.

BVNI

In February of 2003, BVNI signed a license agreement with Hi-Tek, a California-based software corporation owned by Thomas and Lee Johnson, our controlling shareholders, for the reservation engine. The consideration paid for the license was 27.5 million shares of our common stock. We utilized an historical stock price analysis to determine that $0.01 was a fair price for the shares issued to the licensor in this transaction. We reviewed the illiquidity of our shares trading in the Pink Sheets and the daily closing market price and trading volume of the shares for the sixty day period prior to the transaction. During this time, the pricing ranged $0.005 to $0.015 per share. We concluded that the trading of our stock in the Pink Sheets may not reflect the 'fair price' of the stock because of the thin trading market, wide bid-ask spread and large volatility in historical stock prices. Additionally, we considered the fact that the shares being issued to Hi-Tek are restricted securities that are unregistered, and which cannot be traded in the public marketplace. Based on this analysis, the consideration price of $0.01 per share was determined to be fair.

The reservation engine software is the key to many of the functions for our online e-commerce. BVNI collects revenue online with back-end accounting functions. BVNI also signed a service agreement with Hi-Tek, enabling BVNI to move forward without any significant expenditure of funds. Hi-Tek is obligated to pay all operating expenses until BVNI obtains necessary private placement funding. BVNI will be seeking a private placement upon trading on the NASD OTC BB.

BVNI has acquired assets from Business.com.vn a Vietnamese Company on March 26, 2007. The assets acquired consists of a database of 300,000 Vietnamese companies, marketing software, trademarks and intellectual property. The Company is planning to build a directory of companies from the database. BVNI will offer to companies on the database many different options to market themselves on and offline. BVNI plans to offer domain registration, website development, and online marketing expertise to help the Vietnamese companies market themselves individually and or on the BVNI web portal via advertisements and sponsorships. The directory, once completed will give all the companies on the database online exposure to the world for the very first time. Currently, over 95% of Vietnamese companies do not have a web presence. The company plans on focusing its business plan inside and outside Vietnam. Upon initial funding, the company will open up offices in Ho Chi Minh and Hanoi City and hire sales marketing, web designers and customer service agents.

BVNI anticipates it will require approximately $700,000 to complete Phase I of the Business Plan which will include the hiring of sales and marketing staff, and opening two offices in Vietnam. A further funding requirement of $1,500,000 will be needed for the creation of an e-commerce platform, business directory and, on and offline advertising.

BVNI's "Travel Booking Engine" will enable it to generate revenue through the reservation of hotel rooms, airline flights, tee times, and limousines targeting the trade show industry.

To date, BVNI has prepared its business plan, started re-design of new Business.vn website and currently has WorldTradeShow.com website up and operational.  The launch for the new Business.vn website will be in September 2007.

Management has focused its resources on the development of the website and the reservation engine that supports the BVNI's business plan. Business.com.vn, Hotels.vn and BVNI has implemented the website to begin the marketing of hotels and tourism in Vietnam. The company will focus on building an e-commerce business directory, marketing hotels.vn and preparing a private placement memorandum in the coming months.

To date, management has financed the growth of BVNI through loans from management, shareholders,its major vendor and majority shareholder, Hi-Tek ("Hi-Tek"). BVNI to date has no written agreements for such loans or financing agreements.

BVNI has retained Hi-Tek to design, program and implement the following:
	Corporate and promotional websites.
	Initial module of the Business.vn reservation engine.


Preliminary offline and online marketing plan, including designing and producing all supporting marketing and promotional materials (CD-ROM, media kit, web slide presentation and corporate literature).

	Consultations with BVNI's management on an as need basis, including Vietnam negotiations with businesses, government entities and affiliate and alliance introductions.

Marketing.

Hotels.vn: BVNI has a marketing agreement with Business.com.vn to market Vietnam's premiere e-commerce hotel web portal. It is anticipated that as many as 3,000 hotels are in Vietnam with over 200 tour companies. The hotel and tourism market is booming, especially after Vietnam was admitted to the WTO earlier this year. Hotels.vn has the support of the Vietnam Tourism Association (VITA) (www.VietnamTourism.com), directly under Vietnam National Administration of Tourism (VNAT), whose members include various Vietnamese enterprises, commercial organizations and individuals in the travel/tourism industry. The agreement has expired currently and the management is negotiating with business.com.vn, the company still receives 50% commission from hotels.vn.

BVNI has acquired a database of 300,000 Vietnamese businesses to promote, market and sell products and services of qualified Vietnamese companies. BVNI is currently working produce a comprehensive business to business directory ("B2B") and business to consumer directory ("B2C") for companies throughout Vietnam. The company has started to re-design its website to encompass the new directory.

DotVN, Inc.: BVNI is working closely with DotVN to market and distribute .VN domains on its business web portal. BVNI anticipates selling domain names to the database of 300,000 Vietnamese Companies and companies outside Vietnam for foreign investment. Over 90% of the companies in the database currently do not have a website.

Advertising: BVNI plans to initiate an aggressive print, billboard, television, radio, and event sponsorship campaign to attract target markets and to penetrate new markets and lead customers to its website. Print media advertising will include a variety of publications. Radio and televisions advertising will include both domestic and international and Vietnam markets. BVNI will be selling advertising space to its Vietnamese database as well as foreign investors on the Business.vn web portal.

Viral Marketing: BVNI plans to brand its name worldwide using an innovative email technique known as "viral marketing", which describes any strategy that encourages individuals to pass on a marketing message to others, creating the potential for exponential growth in the message's exposure and influence. Like viruses, these strategies take advantage of rapid multiplication to "explode" the message to thousands and possibly millions of others. Viral marketing is the ability to get consumers to tell each other about your product, service or Website so you can spend less money on advertising. It's also known as "pass-along," "friend-tell-a-friend," and "evangelism" marketing. This form of marketing is for opt-in subscribers only.

WORLDWIDE BANNER PLACEMENT. BVNI plans to place hyper-linked advertising banners in highly visible locations on the World Wide Web for its target audience.

Search Engine Optimization. BVNI plans to design its homepage in a multi-lingual format with country-specific indexes to attract potential visitors from other countries utilizing major search engines. The Business.vn homepage will contain keywords in various languages in order that search engines will place the Business.vn. website at the top of the search engine listings when a search associated with Vietnam business, Vietnamese business, Vietnam hotels, Vietnam travel, tourism users will find the Business.vn website.

Strategic Linking. BVNI plans to pursue strategic website partnering to develop long-term traffic to Business.vn. Through web rings, partners, alliances and affiliates, BVNI will can offer strategic linking on multiple websites to target specific advertising.

Internet (Cyber) Cafes. Internet "cyber cafes" are emerging as one of the easiest, convenient and fastest growing methods to access the Internet. Providing an alternative Internet access point to home or office computers, cyber cafes are especially popular in Asia. BVNI plans to establish strategic alliances with these cafes to penetrate the Asian regions.

Affiliate Partner Marketing Programs. BVNI plans to use affiliate partner marketing programs to attract traffic to its website. A person or entity with a website signs up to be an affiliate of Business.vn, placing a banner or text link on its website directing visitors to the Business.vn website. As a visitor clicks-through, a cookie (a small text file containing the referring affiliate's identification number assigned by BVNI) will be placed on the visitor's browser. If the visitor purchases reservations from Business.vn's website, the ordering system and affiliate's software work together to attach the referring affiliate's identification number held in the cookie to the sale, using that information to credit the affiliate with the agreed commission for the referral.

Reseller Program BVNI also plans to use a reseller program for major established distribution networks to resell Business.vn reservations through an existing large network of websites. The reseller program would be sold through BVNI's business development direct sales efforts to select distribution networks.

COMPETITION

BVNI expects competition for online hotel reservations from companies such as Expedia and Travelocity. However, Business.vn's unique combination of features (which includes a 300,000 database business directory, e-commerce web design and online tradeshows) distinguishes it from all others. Because of this combination of features, BVNI believes it currently has no direct competition.

RESEARCH AND DEVELOPMENT

BVNI has not directly engaged in research and development activities. Hi-Tek has developed and deployed Business.vn's promotional website with e-commerce technology. BVNI will retain the proprietary rights to the website content and related technology.

PATENTS, LICENSES, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

Business.vn 's Partners & Strategic Alliances

Hi-Tek

Hi-Tek, BVNI's largest shareholder, is a private corporation with offices in San Diego, U.S.A. This world-class technology company has been a leading visionary in providing Internet services and multimedia productions since 1992. Through strong values and technological performance, Hi-Tek has formed strong alliances with and obtained the cooperation of major Vietnamese ISP's (Internet Service Providers) such as VNNIC, Netsoft, VDC, MPT and FPT, in order to commercialize Vietnam's Internet services. Hi-Tek (www.Hi-Tek.com) employs the latest Internet technologies to market and manage .VN domain name registration, website design/hosting, email systems, e-commerce and e-marketing to Vietnam, and the rest of the world, for the first time.

Hi-Tek, staffed with highly experienced graphic designers, programmers, network engineers and web marketing specialists, has produced effective, engaging and result-oriented communication products on CD-ROM and DVD, and enhanced internet website content for Fortune 500 companies worldwide.

Business.com.vn

Business.com.vn is a leading Vietnamese internet technology and marketing company, which is developing an exclusive e-commerce global business platform to promote, market and sell products and services of qualified Vietnamese companies. Business.com.vn owns Hotels.vn and BVNI markets the Hotel portal. Business.com.vn is currently working with the government of Vietnam to produce a comprehensive business to business directory (B2B) and a business to consumer directory (B2C) portal listing various companies throughout Vietnam. BVNI has purchased the business directory database from Business.com.vn on March 26, 2007.

Vietnam, with a population of over 85 million people, is the second fastest growing economy in the world, according to the Vietnam Ministry of Trade. Vietnam was admitted to the WTO in January 2007: this is very significant for foreign investment into Vietnam. Record investment has begun with many countries around the world heavily investing into this high growth economy. Vietnam has sustained an average rate of Gross Domestic Product ("GDP") growth of approximately 7.5%, placing it solidly among the fastest growing economies in the world. Vietnam attained 8.2% GDP growth in 2006, second only to China. Through the end of 2005; Vietnam's growth rate exceeded that of Thailand, Malaysia, Taiwan, South Korea and even India, its closest rival. These significant events marked the beginning of great economic opportunities for BVNI to participate and capitalize in the countries' growth for online business to business and to consumer. There are over 15.7 million current Internet users in Vietnam, representing only 18% of the population, a number expected to increase significantly each year as the economy grows.

BVNI plans to work closely with Business.com.vn as a strategic marketing partner in Asia to help Vietnamese companies showcase their products, services and investment opportunities online. Businesses will receive instant worldwide exposure through the BVNI portal. BVNI will be the business solution provider, and a vehicle to provide them exposure to import/export, travel and tourism companies, both inside and outside of Vietnam.

Hotels.vn

Hotels.vn (www.Hotels.vn) with over 250 Hotels being advertised is a comprehensive travel/tourism site. Worldwide travelers use this officially sanctioned Vietnam Tourism Association website as the ultimate online resource to review, select, and book hotel rooms, golf tee times (coming soon), purchase airline tickets, rent cars and conduct other travel related transactions. BVNI has an opportunity to generate recurring revenue from over 3,000 major hotels, 200 travel companies, and others in the Vietnamese tourism industry.

Hotels.vn is the only hotel web portal that is officially recognized by Vietnam National Administration of Tourism (VNAT), the governmental agency exercising the state management function over tourist operations and activities throughout Vietnam. VNAT has full control over business development and planning, public relations, personnel training, research, and overseeing the implementation of policies and regulations in the tourism sector. According to VNAT's latest tourism statistics, the number of international visitors to Vietnam exceeded 3.5 million visitors in 2006 according to Pham Tu, vice chairman of the Vietnam National Administration of Tourism higher than those in the same period of year 2005. It grossed $3.2 billion in revenues, a 42 percent increase over the previous year.

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

The term of the Business.com.vn marketing license agreement with BVNI has entered into is for two years and requires BVNI to pay a licensing fee of $150,000 and $300,000 for the years ending December 31, 2004 and 2005, respectively. The license fees for 2004 and 2005 were payable by August 10, 2004 and February 10, 2005, respectively. In the prior year, BVNI has negotiated to defer the first license fee payment until February 10, 2005. Subsequently, BVNI negotiated with Business.com.vn to extend the contract for up to two years to February 10, 2007. In exchange for the rights licensed, BVNI will earn a royalty equal to fifty (50%) percent of gross commission, as defined in the agreement (see exhibit 10.2). The extension document also provides that once BVNIBVNI is trading on the OTC BB, Business.com.vn has the option for payment, or shares to be negotiated at that time.

On September 13, 2006 the company issued shares for debt for the balance owed for Business.com.vn. 1,313,901 restricted 144 shares were issued at $0.26 per share. There is also a note for $100,000 to be converted to shares @ $0.26 per share if not paid back by September 28, 2007. The shares, if converted, will be restricted.

Partnership with www.DotVN.com

In May 2003, BVNI announced a partnership with DotVN, the exclusive online Vietnamese domain registrar company. BVNI receives a 15% commission on every .vn domain name sold through the BVNI website. BVNI is working closely with DotVN to market and distribute these domains on its business web portal. Many global companies are doing business in Vietnam and many more want to participate. As Vietnam continues to grow economically, these businesses are positioning themselves to take advantage of the expansion. Those companies will have to acquire their Vietnamese Internet identity to brand their names, services and protect their trademarks. In addition, over 300,000 Vietnamese companies and the 85 million citizens of Vietnam will have the opportunity to register their choice of domain names. The .vn domain names have become un-restricted for worldwide registration, and it currently costs $200 USD to register a .vn domain name per year. The www.VN affiliate program will allow BVNI to generate revenue immediately from the registration of the .VN domain names.

Hanoi TIPS

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

This strategic promotional program is designed to help both the U.S. and Vietnam's businesses to grow worldwide, promote trade, investments and tourism, in keeping with the bilateral trade agreement signed by both countries in 2001. Hanoi TIPS will also assist in advertising Vietnam's trademarks in the U.S. market, provide businesses with market information and development assistance. The Hanoi Trade Department will act as a bridge between Hanoi TIPS in San Diego and Vietnamese businesses, providing market information and product samples to showcase on the Hanoi TIPS website and its virtual showroom on Business.vn's website.

Hanoi TIPS has an extensive database of the top Fortune 500 companies of Vietnam. Members of Hanoi TIPS will have opportunities to advertise, make agreements and letters of intent with BVNI as well as market, promote their companies products and services on the Business.vn portal.

Item 2.  Description of Property

We maintain our headquarters at 9449 Balboa Avenue, Suite 114 San Diego, California 92123. We rent these offices, comprising approximately 1,100 square feet, on a month-to-month basis from a related party, Hi-Tek as part of our Services Agreement with this firm until about April 2006. Since May, 2006 the Company is renting its offices at the same location from DotVN, Inc. Rent expenses for the fiscal years ended April 30, 2007 and 2006 were approximately $30,000 and $30,000, respectively.

EMPLOYEES AND CONSULTING AGREEMENTS

BVNI currently has no employees, other than its officers and directors, who devote their time as required to its operations. As of April 2007 and 2006, BVNI has unpaid consulting fees of approximately $1,556,229 and $1,241,509, respectively. One of the unpaid consulting fees bears interest at 12 percent. As of April 30, 2007 accrued interest on these unpaid fees was approximately $258,220.64. These consulting fees are payable on demand as they have been in default since July 2003.  The Company has so far been able to renegotiate the terms of the payments and all monies owed to the parties. On August 1, 2006, the consulting agreements for Mr. Sheldon Silverman and Mr. Carlos Rosette were renewed. The term of Mr. Silverman's agreement commenced on August 1, 2006 and ends on July 31, 2007 and provides for compensation of $15,000 per month for his services. The term of Mr. Rosette's agreement commenced on August 1, 2006 and ends on July 31, 2007, and provides for compensation of $3,500 per month for his services. These two consulting agreements are renewed on August 1, 2007. On March 10, 2007 the Company entered into a six month consulting agreement with Mr. Malasek and provides for compensation of $3,500 per month for his services.

GOING CONCERN

BVNI has experienced recurring losses, has a working capital deficiency of $3,369,290 and an accumulated deficit of $7,021,193 as of April 30, 2007. These factors, among others raise substantial doubt as to its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS RELATED TO AN INVESTMENT IN BUSINESS.VN, INC. STOCK

Some of the statements in this report or incorporated by reference are forward-looking, including, without limitation, the statements under the caption "Management's Discussion and Analysis or Plan of Operation". Forward-looking statements include those that contain words like "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "maintain," "continue" and variations of these words or comparable words. In addition, all of the non-historical information herein is forward-looking, including any statement or implication about a future time, result or other circumstance. Forward-looking statements are not a guarantee of future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward-looking statements suggest for various reasons. These forward-looking statements are made only as of the date of this report. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. (Note: The statutory safe harbors of the Private Securities Litigation Reform Act will not be available to us until such time as we become a reporting company)

The forward-looking statements included herein are based on, among other items, assumptions that we will be able to meet our operating cash and any debt service requirements, that we will be able to successfully resolve disputes and other business matters as anticipated, that competitive within the travel and business to business industries will not affect us materially or adversely, that we will retain key personnel, that our forecasts will reasonably anticipate market demand for our products, and that there will be no significant unanticipated cost increases or other material adverse change in our operations or business. Among the factors that could cause actual results to differ materially are the following:
	the impact of competitive services and their pricing;
	potential effects of inflation;
	lack of earnings visibility;
	dependence upon suppliers;
	difficulties in integrating any acquired businesses and realizing cost savings or productivity gains;
	dependence on key personnel and;
	difficulties regarding hiring and retaining qualified personnel in a competitive labor market; and

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

FUTURE REVENUE GROWTH DEPENDS ON OUR ABILITY TO IMPROVE THE EFFECTIVENESS AND BREADTH OF OUR SALES ORGANIZATION.

WE MAY NOT BE ABLE TO PROTECT OUR PROPRIETARY RIGHTS AND MAY INCUR SIGNIFICANT COSTS ATTEMPTING TO DO SO. Our success and ability to compete are dependent to a significant degree on our proprietary technology. We rely on a combination of copyright, trade secret and trademark.

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

THE TRADING PRICE OF OUR COMMON STOCK IS VOLATILE AND COULD DECLINE SUBSTANTIALLY. The trading price of our common stock is volatile and is likely to continue to be volatile. Our stock price could be subject to wide fluctuations in response to a variety of issues, including broad market factors that may have a material adverse impact on our stock price, regardless of our actual performance. The factors include, but are not limited to, the following:
	Periodic variations in the actual or anticipated financial results of our business or that of our competitors;
	Downward revisions in estimates of our future operating results or of the future operating results of our competitors;
	Material announcements by us or our competitors;
	Adverse changes in general market conditions or economic trends or in conditions or trends in the market in which we operate.

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

Item 3.  Legal Proceedings

In the opinion of management, there are no matters requiring recognition or disclosure as a loss contingency in accordance with Statement of Financial Standards No. 5.

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

BVNI.OB - Fiscal Year Ending April 30, 2007

Quarter Ended	High $	Low $
July 31, 2006	0.50	0.45
October 31, 2006	0.36	0.35
January 31, 2007	0.51	0.45
April 30, 2007	0.30	0.28

BVNI.OB - Fiscal Year Ending April 30, 2006
Quarter Ended	High $	Low $
July 31, 2005	0.45	0.27
October 31, 2005	0.30	0.26
January 31, 2006	0.45	0.26
April 30, 2006	1.24	1.20

We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market-based valuation of our common stock.

Stockholders. As of April 30, 2007, there were 151 record holders of our common stock.

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

PLAN OF OPERATION

We have a development strategy for the implementation of Phase I of the plan, which will require $2,200,000 to complete. We have historically financed our operations through working capital provided by loans from management and our major vendor and controlling shareholder, Hi-Tek. For the time being the Company anticipates that current operations will continue to be funded by shareholder loans or debt from our vendor and majority shareholder, Hi-Tek, until revenue from operations can sustain the cash flow requirements of the Company. For 2006 we have a commitment from our majority shareholders to fund our operations for that calendar year. Additionally, we may pursue additional private placement financing through close associates or friends and family members of management and our controlling shareholders. There can be no assurances that additional capital will be available on terms favorable to us or at all, or that we will be able to generate sufficient cash flow in order to sustain operations. To the extent that additional capital is raised through the sale of additional equity or debt securities, the issuance of such securities could result in additional dilution to our stockholders. In the event that we experience the need for additional capital, and are not able to generate capital from financing sources or from future operations, management may be required to modify, suspend or discontinue our operations and business plan.

Funds projected by management are to be used as follows: online and offline marketing programs, marketing Hotels.vn, building an e-commerce business directory and hire further sales and marketing staff and offices in Vietnam. The Company plans to obtain the necessary joint ventures, licenses, alliances and affiliates to market the web portal. BVNI plans to hire sales and marketing staff in Vietnam to complete agreements already in place. The Company also plans on hiring people, obtaining more agreements and alliances in and outside Vietnam.

BVNI and Hotels.vn are continuing to sign up 1 and 2 star hotels in Vietnam. The majority of hotels in the Vietnam are 1 and 2 star hotels, totaling approximately 3,000. Within the 64 provinces of Vietnam there are many hotels that are not 3, 4, or 5 stars, and the majority of these Hotels do not have websites. BVNI and Hotels.vn supply these hotels with template websites so they can accept reservations online through the reservation engine. BVNI projects that it will need additional sales and marketing staff as well as more customer care employees in Vietnam.

Currently, the Company has over 300 hotels listed on Hotels.vn with over 90% of the 3-5 star hotels in Vietnam. The 2 star hotel signing is ongoing. Hotels.vn has been featured on Vietnamese television during a news television program, and has received an award from the Ministry of Trade in Vietnam. Hotels.vn was awarded the number one e-commerce travel tourism website and was ranked 13th overall in the Country of Vietnam. We expect to penetrate the hotel market with further funding for marketing in and out of Vietnam.

BVNI has begun redesigning the new Business.vn website and will launch it in September 2007. The new website will be redesigned to market specifically to the Vietnam investment community, travel and tourism market. The company has begun to evaluate the 300,000 database and has started a new business plan. BVNI will continue to market Hotels.vn. Our target alliances and affiliates will be companies working in travel tourism in Asia and Latin America, including American and European travel and tourism Companies. Users are now able to make reservations for hotels via www.Hotels.vn.

BVNI

Use of Proceeds of $2,200,000 USD:
Operations USA:	$600k
Business directory Software	$200k
Vietnam Expansion:	$400k
Marketing online:	$500k
Marketing offline:	$500k

As of April 30, 2007 we have expended $100,000 of the $2,200,000. BVNI has expended the initial funds on USA operations.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED APRIL 30, 2007 COMPARED TO THE CORRESPONDING PERIOD IN 2006.

The Company had gross sales totaling $ 0 for the year ended April 30, 2007, compared with $0 in gross sales for the same period ending April 30, 2006. The Company started to receives revenues from its efforts in signing up hotels to their reservations website Hotels.vn however due to impairment can't recognize the commission as revenue. Currently this is the Company's only revenue source. The Company experienced a net loss of $1,383,991 for the year ended April 30, 2007, compared with a net loss of $622,828 for the same period ended April 30, 2006.

This represents an increase of $761,163 or 122.2% from the prior year. A substantial portion of the increase in net loss is attributable to the impairment of intangible assets in the year just ended, combined with an increase in other income in the prior year. Consulting fees totaled $271,190 for the year ended April 30, 2007, compared with $223,900 for the same period ending April 30, 2006. This represented an increase of $47,290 or 21.1% from the prior year. Marketing and advertising cost totaled $260,780 for the year ended April 30,2007, compared to $180,000 for the same period ending April 30, 2006. This represented an increase of $80,780 or 44.9% from the prior year. Selling, general and administrative expenses incurred by the Company were $1,108,812 for the year ended April 30, 2007, compared with $758,493 for the same period ended April 30, 2006. This represented an increase of $761,163 or 122.2% from the prior year. The increase is due primarily to increase impairment.

Intangibles and long-lived assets

Dudesmart.com

On June 23, 2000, the Company accepted a proposal to exchanged 1,200,000 144 shares of common stock for 100% of the outstanding common stock of Dudesmart.com, Inc., from a related party. At the time of the transaction, the shares were valued at $.22 per share (estimated value $264,000). Dudesmart.com will be the entertainment division for the Company specializing in the entertainment and gaming industry. As the Company has elected to go another direction the company has written down the investment of $264,000.

Hi-Tek License Agreement

On April 24, 2003, the Company announced acquiring an Internet Reservations Software License Agreement, in exchange for issuing 27,500,000 common shares. At the time of the transaction the shares were valued at $0.01 (estimated value $275,000) to Hi-Tek, a related party (Note 8). The license agreement was accounted for as an intangible asset on the balance sheet. The Company impaired all amounts before the period ending April 30, 2006 leaving a net balance of $0.

Business.com.vn Marketing License Agreement

In February 2004, the Company entered into a marketing license agreement with Business.com.vn is the owner of a website that promotes the online sale of hotel and tour packages on behalf of participating hotels and tour operators.

The term of the marketing license agreement is for two years and requires the Company to pay a licensing fee of $150,000 and $300,000 for the years ending December 31, 2004 and 2005, respectively. The license fees for 2004 and 2005 are payable by August 10, 2004 and February 10, 2005, respectively. The Company has negotiated to defer the license fee payment until February 10, 2007. In exchange for the rights licensed, the Company will earn a commission equal to fifty (50%) percent of gross sales, as defined in the agreement. The Company impaired $145,763 for the year ending April 30, 2007, leaving a net balance of $0.

Business.com.vn Asset Purchase

On March 26, 2007 the Company has acquired a database of 300,000 Vietnamese companies, marketing software, trademarks and intellectual property. The Company is planning to build a directory of companies from the database. BVNI will offer to companies on the database many different options to market themselves on and offline. BVNI plans to offer domain registration, website development, and online marketing expertise to help the Vietnamese companies market themselves individually and or on the BVNI web portal via advertisements and sponsorships. The directory, once completed will give all the companies on the database online exposure to the world for the very first time. Currently, over 95% of Vietnamese companies do not have a web presence. The company plans on focusing its business plan inside and outside Vietnam. Upon initial funding, the company will open up offices in Ho Chi Minh and Hanoi City and hire sales marketing, web designers and customer service agents.

Liquidity and capital resources.

As of April 30, 2007, the Company had cash of $683, current liabilities of $3,419,669 and no long term liabilities. We anticipate that current operations will continue to be funded by shareholder loans or debt from majority shareholder, Hi-Tek, until revenue from operations can sustain the cash flow requirements of the Company. We plan on signing a renewal of our service agreement with Hi-Tek to run for an additional 12 months through 2007, which provides for the payment of our monthly operating expenses and will allow us to operate without additional funding for the next twelve months.

Off-balance sheet arrangements.

We do not have any off-balance sheet financing arrangements or liabilities.

Critical accounting estimates and policies.

Recently issued accounting pronouncements. In November 2004, the Financial Accounting Standards Board (the "FASB") issued Revised Statement No. 123, Accounting for Share-Based Payment ("SFAS No. 123R"). This statement requires us to recognize the grant-date fair value of stock options in the Statement of Operations. In addition, we will be required to calculate this compensation using the fair-value based method, versus the intrinsic value method previously allowed under SFAS No. 123. This revision is effective for interim periods beginning after December 15, 2005. Accordingly, we adopted this revised SFAS effective the first quarter of fiscal year 2007 (beginning February 1, 2006). We are currently evaluating how it will adopt SFAS No. 123R. The adoption of SFAS No. 123R is not expected to have a material effect on our results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3 . SFAS No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirement for the accounting for, and reporting of, a change in accounting principles not prescribed by specific transition provisions of the newly adopted standard. It carries forward without change the requirements of APB Opinion No. 20 for accounting for error corrections and changes in estimates. The provisions of SFAS No. 154 will be effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not presently expect to make any accounting changes in the foreseeable future that would be affected by the adoption of SFAS No. 154 when it becomes effective.

Item 7.  Financial Statements

Index To Audited Financial Statements

Page
Independent Auditors' Report	F-2
Balance Sheet as of April 30, 2007 (audited) and April 30, 2006 (audited)	F-3
Statement of Operations for the Year ended April 30, 2007 (audited), April 30, 2006 (audited) and cumulative from inception (September 15, 1995 to April 30, 2007)	F-4
Statement of Stockholders Equity from Inception September 19, 1995 to April 30, 2007	F-5
Statement of Cash Flows for the year ended April 30, 2007 (audited), April 30, 2006 (audited) and cumulative from inception (September 15, 1995 to April 30, 2007)	F-6
Notes to Financial Statements	F-7

F 1
- 13 -

Chang G. Park, CPA, Ph. D.
t 371 E STREET t CHULA VISTA t CALIFORNIA 91910-2615t
t TELEPHONE (858) 722-5953 t FAX (858) 408-2695 t FAX (858) 764-5480
t E-MAIL changgpark@gmail.com t

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Business.vn, Inc. (formerly WorldTradeShow.com, Inc.)
9449 Balboa Avenue, Suite 114
San Diego, CA 92123

We have audited the accompanying balance sheets of Business.vn, Inc. (formerly WorldTradeShow.com, Inc.) as of April 30, 2007 and 2006 and the related statements of operations, changes in shareholders' equity and cash flows for the years then ended and for the period from September 15, 1995 (inception) to April 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Business.vn, Inc. (formerly WorldTradeShow.com, Inc.), as of April 30, 2007 and 2006, and the results of their operations and its cash flows for the years then ended and for the period from September 15, 1995 (inception) to April 30, 2007 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company's losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park, CPA
Chang G. Park, CPA

August 30, 2007
Chula Vista, CA 91910

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

F 2
- 14 -

BUSINESS.VN, INC. (A Developmet Stage Company) Balance Sheets

	For the Period Ending

	April 30, 2007	April 30, 2006

ASSETS
Current assets
Cash	$223	683
Accounts receivable	8,354	-
Prepaid expenses	20,000	-

Total current assets	28,577	683

Equipment, net	-	-
Goodwill	-	264,000
Intangibles, net of accumulated amortization and impairment of $ 155,439 and $ 79,167, in 2007 and 2006, respectively	1,250,000	155,439

Total assets	$1,278,577	420,122

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable	$2,166	4,763
Due to related parties	2,017,004	2,646,090
Accrued liabilities	70,500	282,643
Demand notes payable	-	196,169
Convertible note net of Discount of 21,801 and 0 as of April 30, 2007 and 2006, respectively.	1,308,199	1,230,000

Total current liabilities	3,397,869	4,359,666

Total liabilities	3,397,869	4,359,666

Shareholders' deficit
Preferred stock; $0.001 par value; 5,000,000 shares authorized none issued and outstanding	-	-
Common stock; $0.0001 par value; 100,000,000 shares authorized 47,511,363 and 37,710,506 shares issued and outstanding as of April 30, 2007 and April 30, 2006, respectively	4,750	3,770
Additional paid-in capital	4,975,750	1,811,785
Deferred compensation	-	(39,300)
Foreign currency translation	-	-
Deficit accumulated during the development stage	(7,099,792)	(5,715,800)

Total shareholders' deficit	(2,119,292)	(3,939,544)

Total liabilities and shareholders' deficit	$1,278,577	420,122

The accompanying notes are an integral part of these financial statements.

F 3
- 15 -

BUSINESS.VN, INC. (A Developmet Stage Company) Statements of Operations

	Period Ending		Cumulative from inception (September 15, 1995 to April 30, 2007)

	April 30,	April 30,

	2007	2006

Revenue	$-	$-	$112,261

Cost of Sales	-	-	158,143

Gross profit	-	-	(45,882)

General and administrative expenses:
Consulting fees	271,190	223,900	3,177,224
Depreciation and amortization	-	222	65,687
Marketing and promotion	260,780	180,000	891,332
Office and rent	30,000	30,000	365,329
Professional fees	26,610	40,370	296,877
Other administrative expenses	110,469	204,834	809,918
Impairment on intangible assets	409,763	79,167	970,923

Total general and administrative expenses	1,108,812	758,493	6,577,290

Other income
Other income (debt forgivness)	238	210,199.64	237,170
Interest expense	(275,417)	(74,535)	(713,790)

Net loss	$(1,383,991)	$(622,828)	$(7,099,792)

Loss per common share:
Basic	$(0.03)	$(0.02)

Weighted average shares outstanding:
Basic	41,457,936	37,710,506

Other comprehensive income (loss)
Foreign currency translation	-		1,119

Comprehensive loss	$(1,383,991)	$(622,828)	$(7,098,673)

The accompanying notes are an integral part of these financial statements.

	F 4
- 16 -

BUSINESS.VN, INC (A Development Stage Company) Statement of Shareholders Equity

	Common Stock		Additional Paid In Capital	Deferred Compensati on Expense	Foreign Currency Translation	Deficit Accumulated during the Development Stage	Total Shareholders' Equity (Deficit)

	Number of Shares	Amount

Inception, September 15, 1995	-	$-	$-	$-	$-	$-	$-
Common stock issued for:
Cash, October 1	31,240	31	156,169				156,200
Cash, December 5	6,950	7	69,493				69,500
Acquisition of license rights, April 17	56,000	56	5,544				5,600
Share issue costs			(45,000)				(45,000)
Comprehensive loss, April 30, 1996						(173,617)	(173,617)

Balance, April 30, 1996	94,190	94	186,206	-	-	(173,617)	12,683

Common stock issued for:
Cash, August 28	6,071	6	169,994				170,000
Cash, January 31	6,938	7	138,743				138,750
Comprehensive loss, April 30, 1997						(436,130)	(436,130)

Balance, April 30, 1997	107,199	107	494,943	-	-	(609,747)	(114,697)

Comprehensive loss, April 30, 1998						(187,315)	(187,315)

Balance, April 30, 1998	107,199	107	494,943	-	-	(797,062)	(302,012)

Common stock issued for:
Debt settlement, January 29	35,000	35	34,965				35,000
Cash, March 30	13,750	14	27,486				27,500
Obligation to issue stock, March 30	47,975	48	95,902				95,950
Debt settlement, April 6	37,700	38	75,362				75,400
Acquisition of intellectual property, April 6	25,000	25	49,975				50,000
Comprehensive loss, April 30,1999					(553)	(138,713)	(139,266)

Balance, April 30, 1999	266,624	267	778,633	-	(553)	(935,775)	(157,428)

Common stock issued for:
Cash, February 11	22,894	23	59,977				60,000
Debt settlement, February 14	119,899	120	113,783				113,903
Cash, February 23	21,505	21	19,979				20,000
Cash, March 16	6,955	7	24,993				25,000
Forward split 20:1, March 27	8,319,663	437	(437)				-
Comprehensive loss, April 30, 2000					(566)	(296,598)	(297,164)

Balance, April 30, 2000	8,757,540	875	996,928	-	(1,119)	(1,232,373)	(235,689)

Common stock issued for:
Acquisition of Dudesmart.com, May 11	1,200,000	120	263,940				264,060
Cash, August 23	80,000	8	19,996				20,004
Stock Option Issued			140,630				140,630
Comprehensive loss, April 30, 2001						(680,009)	(680,009)

Balance, April 30, 2001	10,037,540	1,003	1,421,494	-	(1,119)	(1,912,382)	(491,004)

Comprehensive loss, April 30, 2002						(415,912)	(415,912)

Balance, April 30, 2002	10,037,540	1,003	1,421,494	-	(1,119)	(2,328,294)	(906,916)

Common stock issued for:
License fee Hi-Tek Multimedia, February 25	27,500,000	2,750	272,250				275,000
Comprehensive loss, April 30, 2003						(544,959)	(544,959)

Balance, April 30, 2003	37,537,540	3,753	1,693,744	-	(1,119)	(2,873,253)	(1,176,875)

Comprehensive loss, April 30, 2004						(805,787)	(805,787)

Balance, April 30, 2004	37,537,540	3,753	1,693,744	-	(1,119)	(3,679,039)	(1,982,661)

Common stock issued for:
Debt settlement, August 27,2004	172,966	17	78,742				78,759
Stock Option Issued			39,300	(39,300)			-
Comprehensive loss, April 30, 2005						(1,413,934)	(1,413,934)

Balance, April 30, 2005	37,710,506	3,770	1,811,786	(39,300)	(1,119)	(5,092,973)	(3,317,836)

Comprehensive loss, April 30, 2006					1,119	(622,828)	(621,709)

Balance, April 30, 2006	37,710,506	3,770	1,811,786	(39,300)	-	(5,715,801)	(3,939,545)

Common stock issued for:
Services	140,000	14	34,986				35,000
Asset purchase	4,423,077	442	1,149,558				1,150,000
Debt settlement	5,211,580	521	1,952,501				1,953,022
Error correction	26,200	3	(3)				(0)
Conversion right on convertible note			26,923				26,923
Deferred compensation				39,300			39,300
Comprehensive loss, April 30, 2007						(1,383,991)	(1,383,991)

Balance, April 30, 2007	47,511,363	4,750	4,975,750	-	-	(7,099,792)	(2,119,292)

The accompanying notes are an integral part of these financial statements.

	F 5
- 17 -

BUSINESS.VN, INC. (A Development Stage Company) Statement of Cash Flows (unaudited)

	Period Ending		Cumulative from inception (September 15, 1995) to April 30, 2007

	April 30, 2007	April 30, 2006

Cash flows from operating activities:
Net loss	$(1,383,991)	$(622,828)	$(7,099,792)
Adjustments to reconcile net loss to net cash
(used) provided by operating activities:
Depreciation and amortization	-	222	65,687
Foreign currency translation	-	1,119	-
Stock options issued	-	-	140,630
Stock issued for services	15,000	-	15,000
Discount convertible note	5,122	-	5,122
Deferred compensation	39,300	-	39,300
Impairment	419,439	85,291	989,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(8,354)	2,277	(8,354)
Increase (decrease) in accounts payable	(2,597)	(86,720)	2,168
Increase (decrease) in accrued liabilities	(212,143)	1,356,198	1,849,948

Net cash provided by (used in) operating activities	(1,128,225)	735,559	(4,001,292)

Cash flows from investing activities:
Purchase of equipment	-	-	(10,087)
Acquisition of intellectual property	-		50,000

Net cash (used) provided by operating activities	-	-	39,913

Cash flows from financing activities:
Common stock issued for cash	-	-	686,950
Share issuance costs	-	-	(45,000)
Settlement of debt and intellectual property (in-kind)	-	-	174,304
Reduction of long-term liabilities	-	(481,172)	(481,172)
Settlement of obligation to issue capital stock	-	-	174,709
Proceeds from demand notes payable	-	73,895	196,169
Due to related parties	1,127,765	(328,020)	3,255,642

Net cash provided by financing activities	1,127,765	(735,297)	3,961,602

Net increase (decrease) in cash	(460)	262	223
Cash, beginning of the period	683	421	-

Cash, end of the period	223	683	223

Non-cash investing and financing activities:
Debt issued for marketing license agreement	$-	$-	$450,000
Other income	238	210,200	235,813
Debt issued for intellectual property	100,000	-	100,000
Stock options Issued	-	-	179,930
Common stock issued for license fee - HiTek Multimedia	-	-	275,000
Common stock issued for acquisition of Dudesmart.com	-	-	264,000
Common stock issued in exchange for intellectual property	1,150,000	-	1,205,600
Common stock issued in exchange for debt	1,953,022	-	2,352,035

Supplemental cash flow disclosure:
Interest paid	$12,500	$-	$12,500

Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

	F 6
- 18 -

BUSINESS.VN, INC .
(A Development Stage Company)
Notes to Financial Statements
April 30, 2007

1.  Organization

Business.vn, Inc. (the "Company") was originally formed on September 15, 1995 as Interactive Processing, Inc., a Nevada corporation, to market high-tech consumer electronics through television home-shopping networks, retail stores, catalog companies and their website remotecontrols.com. In March 1999, the Company changed its name to WorldTradeShow.com, Inc.. During the same month, the Company acquired intellectual property rights to a database and business plan and significantly changed its business plan to develop tradeshow software and market both physical and virtual tradeshow space through the Company's website.

The Company is an online e-commerce marketing company. The Company is currently marketing Hotels in Vietnam through a portal - www.Hotels.vn. The Company will promote tour packages, golf tours and resort packages on its web site.

The Company has acquired assets from Business.com.vn a Vietnamese Company on March 26, 2007. The assets acquired consist of a database of 300,000 Vietnamese companies, marketing software, trademarks and intellectual property. The Company is planning to build a directory of companies from the database. BVNI will offer to companies on the database many different options to market themselves on and offline. BVNI plans to offer domain registration, website development, and online marketing expertise to help the Vietnamese companies market themselves individually and or on the BVNI web portal via advertisements and sponsorships. The directory, once completed will give all the companies on the database online exposure to the world for the very first time. Currently, over 95% of Vietnamese companies do not have a web presence. The company plans on focusing its business plan inside and outside Vietnam. Upon initial funding, the company will open up offices in Ho Chi Minh and Hanoi City and hire sales marketing, web designers and customer service agents.

The Company has not yet commenced significant operations and therefore, is classified as a development stage enterprise.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The Company has experienced recurring losses, has an accumulated deficit of $ 7,055,371 has negative working capital and has not yet commenced significant operations. These factors, among others, raise substantial doubt as to its ability to obtain long-term debt or equity financing in order to have the necessary resources to further design, develop and launch the website and market the Company's new service and existing products. The Company's management believes that if the Company is not successful in obtaining equity financing, the business plan will be seriously inhibited. The Company's management believes it can attain the necessary funding because of its penetration in the online Hotel market in the Country of Vietnam. The Company also has a strong partner in Hi-Tek, Inc. which has been funding the operations of BVNI.

Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classifications or liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended by SAB 101A and 101B and as revised by SAB 104, "Revenue Recognition". Accordingly, we recognize revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

F 7
- 19 -

BUSINESS.VN, INC .
(A Development Stage Company)
Notes to Financial Statements
April 30, 2007

Revenue Recognition (continued)

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

Long-lived and Intangible Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

F 8
- 20 -

BUSINESS.VN, INC .
(A Development Stage Company)
Notes to Financial Statements
April 30, 2007

Issuance of Stock for Services

The Company records stock-based compensation in accordance with SFAS No. 123R "Share Based Payments", using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilative convertible shares were converted. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby we used to purchase common stock at the average market price during the period. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

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

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect that adoption of SAB No. 108 will have a material effect on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The Company currently has no such employee plans and does not expect to ever institute such plans. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

F 9
- 21 -

BUSINESS.VN, INC .
(A Development Stage Company)
Notes to Financial Statements
April 30, 2007

New Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

3.  Equipment

Equipment at April 30, 2007 and 2006 consisted of the following:

	2007	2006
Computer equipment	$10,087	$10,087
Accumulated depreciation	(10,087)	(10,087)
Equipment, net	$-	$-

Depreciation expense charged to operations was null and $222 for the period ending April 30, 2007 and 2006, respectively

4.  Intangibles, long-lived assets and Goodwill

Dudesmart.com

On June 23, 2000, the Company accepted a proposal to exchanged 1,200,000 shares of common stock for 100% of the outstanding common stock of Dudesmart.com, Inc., from a related entity. At the time of the transaction, the shares were valued at $.22 per share (estimated value $264,000). Dudesmart.com was the entertainment division for the Company specializing in the entertainment and gaming industry. At the date of accusation Dudesmart.com had no fixed assets and all development fees were expensed as occurred. Therefore the Company recognized this transaction as Goodwill. The Company has changed its direction and has accordingly written the entire amount off during the year ended April 30, 2007.

Hi-Tek License Agreement

On April 24, 2003, the Company announced the License Agreement of an Internet Reservations Software License Agreement from Hi-Tek , in exchange for 27,500,000 common shares. At the time of the transaction the shares were valued at $0.01. The Company is utilizing the Hi-Tek internet reservations software. The license agreement was accounted for as an intangible asset on the balance sheet. The Company wrote off all amounts before the year ended April 30, 2006, leaving a net balance of nill.

Business.com.vn Marketing License Agreement

In February 2004, the Company entered into a marketing license agreement with Business.com.vn is the owner of a website that promotes the online sale of hotel and tour packages on behalf of participating hotels and tour operators.

The term of the marketing license agreement is for two years and requires the Company to pay a licensing fee of $150,000 and $300,000 for the years ending December 31, 2004 and 2005, respectively. The license fees for 2004 and 2005 are payable by August 10, 2004 and February 10, 2005, respectively. The Company has negotiated to defer the license fee payment until February 10, 2007. In exchange for the rights licensed, the Company will earn a commission to fifty (50%) percent of gross sales, as defined in the agreement. The Company impaired $155,439 for the year ending April 30, 2007, leaving a net balance of $0

F 10
- 22 -

BUSINESS.VN, INC .
(A Development Stage Company)
Notes to Financial Statements
April 30, 2007

Business.com.vn Marketing License Agreement (continued)

The majority of hotels in the Vietnam are 1 and 2 star hotels, totaling approximately 3,000. Within the 64 provinces of Vietnam there are many hotels that are not 3, 4, or 5 stars, and the majority of these Hotels do not have websites. BVNI and Hotels.vn supply these hotels with template websites so they can accept reservations online through the reservation engine. BVNI projects that it will need additional sales and marketing staff as well as more customer care employees in Vietnam.

Currently, Hotels.vn has contracts with over 250 Hotels in Vietnam. We have contracted with over 90% of the 3-5 star hotels in Vietnam - the 2 star hotel signing is ongoing. Hotels.vn has been featured on Vietnamese television during a news television program, and has received an award from the Ministry of Trade in Vietnam. Hotels.vn was awarded the number one e-commerce travel tourism website and was ranked 13th overall in the Country of Vietnam. The Company will penetrate the market only with more sales and marketing staff once further funding is achieved.

Business.com.vn Asset Purchase

On March 26, 2007 the Company has acquired a database of 300,000 Vietnamese companies, marketing software, trademarks and intellectual property. The Company is planning to build a directory of companies from the database. BVNI will offer to companies on the database many different options to market themselves on and offline. BVNI plans to offer domain registration, website development, and online marketing expertise to help the Vietnamese companies market themselves individually and or on the BVNI web portal via advertisements and sponsorships. The directory, once completed will give all the companies on the database online exposure to the world for the very first time. Currently, over 95% of Vietnamese companies do not have a web presence. The company plans on focusing its business plan inside and outside Vietnam. Upon initial funding, the company will open up offices in Ho Chi Minh and Hanoi City and hire sales marketing, web designers and customer service agents. The Company issued 4,423,077 restricted shares as well as a convertible note with a face value 100,000 which becomes due September 26, 2007 see Note 13. The Company recorded $1,250,000 as intangible asset.

Summary of Intangible, long lived assets and goodwill:

Licenses:	Purchase Price	Amortization/ Impairment	Net Value

Business.com.vn Trademark	1,250,000	$ -	$1,250,000
Hi-Tek Software License	275,000	275,000	-
Business.com License Agreement	450,000	450,000	$ -

Total Intangible Assets	$1,570,000	$ 775,000	$1,250,000

Dudesmart.com	$ 264,000	$ 264,000	$ -

Total Goodwill	$ 264,000	$ 264,000	$ -

Estimated Amortization Expense: For the year ended April 30, 2008  $  0

5.  Provision for income taxes

As of April 30, 2007, the Company has a federal net operating loss carry forwards of $7,055,371 that can be utilized to reduce future taxable income. The net operating loss carry forward will expire through 2007 if not utilized. Utilization of the net operating loss and tax credit carry forward may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carry forwards before utilization. The Company has provided a full valuation allowance on the deferred tax asset because of uncertainty regarding realizability.

6.  Major Customer and Segment Information

The Company currently operates solely in one industry segment: the marketing and support of its hotel reservations system in Vietnam. No one customer accounted for approximately 5% of gross revenues for the years ended April 30, 2007 and 2006. The Company has no operations or assets located outside of the United States. The Company's commission's revenue is concentrated in the Vietnam Hotel reservations system, creating a risk of concentration associated with the sale of a single product and limited customer base. The loss of this single market could cause severe damage to the Company's financial future.

F 11
- 23 -

BUSINESS.VN, INC .
(A Development Stage Company)
Notes to Financial Statements
April 30, 2007

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

Professional Services Agreement with Hi-Tek

The Company entered service agreement with Hi-Tek to design, program, produce and implement the following:

●	Corporate and promotional web sites.
●	Initial module of the Business reservation engine.
●

Preliminary offline and online marketing plan, including designing and producing all supporting marketing and promotional materials (CD-ROM, media kit, web slide presentation and corporate literature).

●	Consult with the management of the company on an as needed basis.

The agreement is renewable on an annual basis.

Other Affiliated Entities

Mr. Sheldon Silverman owns shares personally and through a company under his control. From time to time, this company and Mr. Silverman have received Business.vn,, Inc. common shares in exchange for debt. For the fiscal years ended April 30, 2007 and 2006, Mr. Silverman did not receive any common shares in exchange for debt.

Consulting Agreements

Mr. Silverman has entered into a one year Consulting contract in which he has a base Salary of $180,000. Further the company is to review his contract once the Company has executed its business plan and has commenced normal business activity. This agreement has renewed on August 1, 2007.

Mr. Rosette has entered into a one year Consulting contract in which he has a base Salary of $42,000. This agreement has renewed on August 1, 2007.

Mr. Malasek has entered into a six month contract in early March 2007 in which he received a base pay of $3,500 per month and 120,000 shares of restricted stock under the 144 rule.

Unpaid Consulting Fees / Advances from Related Parties

As of April 30, 2007 and 2006, the Company has unpaid consulting fees to officers / directors of approximately $1,585,639 and $1,159,559 respectively. $955,509 of these fees currently bear interest at a rate of 12 percent. As of April 30, 2007 and 2006, accrued interest on these fees were approximately $21,971, which is included in due to related parties.

As of July 1, 2002, the Company has a convertible note with the face value of $180,000 from a former officer and Board member. This note currently bears interest at a rate of 12 percent. As of April 30, 2007 and 2006, accrued interest on these advances was $102,600 and $81,000, respectively, which are included in related parties loans.

As of July 1, 2003, the Company has two convertible notes with the face value of $1,050,000 ($525,000 respectively) from a former officer and a current officer. These notes currently bear interest at a rate of 12 percent. As of April 30, 2007 and 2006, accrued interest on these advances was $465,060 and $312,300, respectively, which are included in related parties loans.

These notes are not repayable until July 1, 2007 at which point the Company anticipates it will be able renegotiate the terms of the payments and all monies owed to the related parties. We are expecting close on negotiations in December, 2007

F 12
- 24 -

BUSINESS.VN, INC .
(A Development Stage Company)
Notes to Financial Statements
April 30, 2007

Office Leases

The Company leases its office space in San Diego, California, on a month-to-month basis from a related party, Hi-Tek as part of our Services Agreement with this firm until about July 2006. Since August,2006 the Company is renting its offices at the same location from DotVN, Inc. Rent expense for the fiscal year ended April 30, 2007 and for the fiscal year ended April 30, 2006 was approximately $30,000 and $30,000, respectively.

Summarize the related party transactions

2007
Account name	Hi Tek	Sheldon Silverman	Lee Johnson	Thomas Johnson	Carloss Rossette	Robert Malasek	Total
General and administrative expense	$ 316,100	$ - `	$ - `	$ - `	$ - `	$ - `	$ 316,100
Consulting services	-	180,000	-	-	42,500	18,500	241,000
Total	316,100	180,000	-	-	42,500	18,500	548,100

Due to Related Parties	431,557	1,031,037	451,810	102,600	-	-	2,017,004
Accrued liabilities	-	-	-	-	40,500	-	40,500
Convertible Notes	-	525,000	525,000	180,000	-	-	1,230,000
Total	$ 431,557	$ 1,556,037	$ 976,810	$ 282,600	$ 40,500	-	$ 3,287,504

2006
Account name	Hi Tek	Sheldon Silverman	Lee Johnson	Thomas Johnson	Carloss Rossette	total
General and administrative expense	$ 271,500	$ - `	$ - `	$ - `	$ - `	$ 271,500
Rent	5,000	-	-	-	-	5,000
Consulting services	-	180,000	-	-	30,000	210,000
Total	276,500	180,000	-	-	30,000	486,500

Due to Related Parties	1,492,005	723,509	349,576	81,000	-	2,646,090
Accrued liabilities	-	-	-	-	33,000	33,000
Convertible Notes	-	525,000	525,000	180,000	-	1,230,000
Total	1,492,005	$ 1,248,509	$ 874,576	$ 161,000	$ 33,000	3,909,090

8.  Convertible Notes

The Company has the following notes outstanding:

	April 30, 2007	April 30, 2006

Convertible note related party with 12% interest	$1,230,000	$1,230,000
Convertible Note no interest until September 28, 2007	100,000	-

Total	$1,330,000	$1,230,000

The related party convertible notes totaling $1,230,000 have interest accrued thereon of $567,660, accrue interest at the rate of 12% per annum the notes were originally due July 2003, the creditors have agreed to hold the notes on a year to year basis and are currently convertible into 3,727,273 shares of common stock at the option of the holders.

On March 26, 2007 the company issued a note for $100,000 as part of a asset purchase agreement (See Note 4). The note bears no interest until its due date September 26, 2007and converts into 384,615 shares.

F 13
- 25 -

BUSINESS.VN, INC .
(A Development Stage Company)
Notes to Financial Statements
April 30, 2007

9.  Marketing and Distribution Agreements

Partnership with DotVN

In May 2003, the Company announced a partnership with Dot.vn the official Vietnamese Registration Company. The Company is considered a re-seller of domain names, BVNIBVNI will receive a commission for each domain name set up via the Companies web portal.

The Company is working closely with Dot.vn to market and distribute these domains on its BVNI business web portal. The revenue from the partnership agreement is anticipated to allow the Company to start receiving commissions. The Company has not received commissions from the DotVN partnership to date.

10.  Stock Options

In September 2004, the Company issued 200,000 options to a consultant. The options have an exercise price of $0.75 per share, vest over a one-year period, beginning in September 2004 and expire one year after becoming exercisable. As the consulting agreement provided for the options to be purchased at below the Company's market price on the date of grant, the Company recorded deferred compensation relating to these options of $39,300 during the second quarter of fiscal 2005. The Company recorded all deferred compensation as expense during the year ended April 30, 2007.

11.  Significant Event

BVNI has acquired assets from Business.com.vn a Vietnamese Company on March 26, 2007. The assets acquired consists of a database of 300,000 Vietnamese companies, marketing software, trademarks and intellectual property. The Company is planning to build a directory of companies from the database. BVNI will offer to companies on the database many different options to market themselves on and offline. BVNI plans to offer domain registration, website development, and online marketing expertise to help the Vietnamese companies market themselves individually and or on the BVNI web portal via advertisements and sponsorships. The directory, once completed will give all the companies on the database online exposure to the world for the very first time. Currently, over 95% of Vietnamese companies do not have a web presence. The company plans on focusing its business plan inside and outside Vietnam. Upon initial funding, the company will open up offices in Ho Chi Minh and Hanoi City and hire sales marketing, web designers and customer service agents.

12.  Going Concern

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

F 14
- 26 -

BUSINESS.VN, INC .
(A Development Stage Company)
Notes to Financial Statements
April 30, 2007

12.  Going Concern (continued)

There can be no assurance that the Company will be successful in its efforts to increase sales, issue debt and/or equity securities for cash or as payment for outstanding obligations.

Capital raising efforts may be influenced by factors outside of the control of the Company, including, but not limited to, capital market conditions. During the year ended April 30, 2007 the Company borrowed cash and retired outstanding obligations through the issuance of equity and debt/equity securities totaling $ 2,051,472 in the aggregate. Of this amount, $1,953,022 of equity were issued to pay past due creditors.

The Company is in various stages of finalizing implementation strategies on a number of services and is actively attempting to market its services nationally in Vietnam. As a result of capital constraints it is uncertain when it will be able to start its websites to utilize the available licenses.

13.  Stock Issuances

In September 2006, the Company issued 5,211,580 shares of its $0.0001 par value common stock to pay past due creditors in the amount of 1,953,022 under rule 144.

In February 2007, the Company issued 20,000 shares of its $0.0001 par value common stock for consulting fees amounting to $5,000 under rule 144.

In March 2007, the Company issued 120,000 shares of its $0.0001 par value common stock for consulting fees amounting to $30,000 under rule 144.

In March 2007, the Company issued 4,423,077 shares of its $0.0001 par value common stock for trademarks and certain assets, (See Note 4) amounting to $1,150,000.

14.  Stockholders Equity

The stockholders' equity section of the Company contains the following classes of capital stock as of April 30, 2007:

Common stock, $0.001 par value: 100,000,000 shares authorized: 47,511,363 shares issued and outstanding.

Preferred stock, $0.001 par value: 5,000,000 shares authorized: 0 share issued and outstanding.

15.  Subsequent Events

The Company filed amended corporate by-laws with the state of Nevada effectively changing its name from WorldTradeShow.com, Inc. to Business.vn, Inc. to more accurately reflect the Company's business model in its name. The company also increased its authorized common stock to 500,000,000 with a par value of $.001, and its preferred stock to 100,000,000,000 with a par value of $.001.

On August 1, 2007, the company renewed the consulting agreements for Mr. Sheldon Silverman. The term of Mr. Silverman's agreement commenced on August 1, 2007 and ends on July 31, 2008 and provides for compensation of $15,000 per month for his services.

In August 2007, the Company issued 26,000 shares of its $0.0001 par value common stock for consulting fees amounting to $6,240 under rule 144.

F 15
- 27 -

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

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

Item 8B:  Other Information

None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Executive Officers and Directors

Name	Age	Position
Sheldon Silverman	45	Chief Executive Officer
Robert Malasek	39	Chief Financial Officer
Carlos Rosette	53	Director Sales and Marketing in Mexico

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

Biographies of Our Executive Officers and Directors

Sheldon Silverman:

Mr. Silverman is the inventor of the football sport remote and TV terminator universal remote controls and holds USA and Canadian patents. In April 1996, Mr. Silverman served as President and Chief Executive Officer of Interactive Processing Inc., a publicly traded Company under the symbol IAPI. In March 1999, he founded Business.vn, a highly interactive web portal designed to produce and promote virtual trade shows online. He assisted the Company by designing the business and marketing plan, along with seeking seed capital to produce the web portal and its database. Mr. Silverman also has experience working with the investment banking community, broker dealers and is experienced with public markets.

Robert Malasek:

Mr. Malasek had previously served as Consultant for the Company from May of 2006 until the present. Mr. Malasek has rendered accounting consulting services to a variety of clients (including the Company), including a number of public companies. Currently Mr. Malasek also serves as the Chief Financial Officer for NatureWell, Incorporated to which he has been re-appointed on August 15, 2006. Mr. Malasek had previously served as Controller for NatureWell, Inc. from September of 2001 until October of 2002 at which time he began serving as Chief Financial Officer and Secretary until his resignation in May of 2005. From September 1987 until August 1999 Mr. Malasek was employed with Starwood Hotel & Resorts Worldwide, Inc. in a number of positions within the accounting department and became Assistant Controller in 1998 until his departure in 1999. Mr. Malasek received his Bachelor of Science in Accountancy from San Diego State University in 1998.

Carlos Rosette:

Mr.Rosette, a Baja California native has a degree in Tourism Administration from Universidad Autonoma de Baja California. He is a tourism promoter, with over 30 years of experience in the hotel, rental car, tour and travel where he has achieved various executive positions. For example, he managed Ramada Inn, Avis Car Rental of Mexico, Fiesta Americana Hotel and Mexico Coach successfully. In addition, Mr. Rosette has organized business conventions in Tijuana for over 5 straight years and headed the marketing and operation logistics for the Pavarotti Concert in 2003 with over 40,000 attendees. He founded Travel to Baja Tourist Information Center in San Diego, representing and promoting over 50 hotels and merchants in the Tijuana, Rosarito and Ensenada corridor. Mr. Rosette has been president of the SKÅL CLUB of Tijuana & Ensenada which is an international association of professionals in the field of tourism with over 600 Clubs worldwide, meeting monthly with the main purpose of expanding friendships through tourism. Recently, The Urbi Corporation, the third largest housing developer in Mexico, recruited Mr. Rosette to restructure the business plan for the Festival Plaza Hotel in Rosarito, as sales, marketing and real estate director.

Involvement in certain legal proceedings . To the best of management's knowledge, there are no material legal proceedings filed or threatened against the Company.

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

	Annual Compensation				Long Term Compensation Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/SAR (#)	LTIP Payouts ($)	All Other Compensation ($)
Sheldon Silverman President/CEO	2007 2006 2005 2004			180,000 *3 180,000 *3 180,000 *3 180,000 *3		150,000 *1		31,358 *4 22,333 *4
Robert Malasek	2007	3,500			35,000 *5
Carlos Rosette Director *2	2007 2006 2005	3,000 -		35,000 33,000 *6		- -

*1	Expired Options, non-exercised
*2	Unpaid consulting fees as per contracts.
*3	Accruing interest of 12% per annum on unpaid consulting fees exceeds market rates for similar loans by 4% and is shown as
*4	Other Annual Compensation
*5	The Company issued 120,000 shares which vest over the six month agreement.
*6	Mr. Rossette was issued 88,000 shares in September, 2007

Employment Contracts

As of April 30, 2007 and 2006, the Company has unpaid consulting fees to officers / directors of approximately $1,492,431 and $1,208,509, respectively. $1,245,009 of these fees currently bear interest at a rate of 12 percent. As of April 30, 2006 and 2005, accrued interest on these fees was approximately $247,422 and $131,000, respectively, which are included in amounts due to related parties.

On August 1, 2006, the consulting agreements for Mr. Sheldon Silverman. The term of Mr. Silverman's agreement commenced on August 1, 2006 and ends on July 31, 2007 and provides for compensation of $15,000 per month for his services. On March 10, 2007 the Mr. Malasek signed a six month contract as the CFO of the Company and provides a compensation of $3,500 payable monthly as well as 120,000 shares which vest over the length of the contract.

Long Term Incentive Plans (Options)

There are no long- term incentive plans currently in effect. However, the Board of Directors has granted the directors and officers of the Company stock options in the past. To the date of this filing these options have not been exercised and have all been canceled or expired .

Compensation of Directors

On August 1, 2006, the consulting agreements for Mr. Carlos Rosette was renewed. The term of Mr. Rosette's agreement commenced on August 1, 2006 and ends on July 31, 2007, and provides for compensation of $3,500 per month for his services.

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

Name and Address	Shares Owned Beneficially (1)	Percent of Class

Sheldon Silverman 425 Stratford Ct. #14 Del Mar, CA 92014	1,652,965	3.479%
Robert Malasek 9449 Balboa Ave. #114 San Diego, CA 92123	140,000	.25%
Dr. Lee Johnson (Hi-Tek) 7151 Cowles Mountain Blvd. San Diego, CA 92119	28,100,000	59.4%
Carlos Rosette 9449 Balboa Ave. #114 San Diego, CA 92124	88,000	.19%
Officer/Director as a group	29,798,334	63.06%

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

On September 1, 2004, Carlos Rossette was appointed to the Board of Directors, as well as, became Director of International Sales & Marketing.

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

License Agreement with Hi-Tek

On April 24, 2003, the Company announced the acquisition of an Internet Reservations Software License Agreement, in exchange for issuing 27,500,000 144 common shares to Hi-Tek. Mr. Thomas Johnson and Dr. Lee Johnson are the sole shareholders of Hi-Tek. Hi-Tek, a strategic business partner and a leading International e-commerce software development enterprise, will be providing its proprietary software, HI-TEK Res, to generate revenue for the Company from business and consumer travelers seeking to reserve hotels at their selected destinations worldwide while visiting or attending tradeshows and conferences. The license agreement was accounted for as intellectual property on the balance sheet.

Professional Services Agreement with Hi-Tek

Business.vn retained Hi-Tek to design, program, produce and implement the following:
●	Corporate and promotional web sites.
●	Initial module of the Business.vn reservation engine.
●

Preliminary offline and online marketing plan, including designing and producing all supporting marketing and promotional materials (CD-ROM, media kit, web slide presentation and corporate literature).

●	Consult with the management of the Company on an as needed basis.

As of April 30, 2007 and April 30, 2006, the Company owed Hi-Tek approximately $427,421 and $1,406,864, respectively, for unpaid fees. The agreement is renewable on an annual basis. In addition, Hi-Tek charges the Company interest at a rate of 10 percent on unpaid fees which Hi-Tek has agreed not to charge for the year ended April 30, 2007.

Other Affiliated Entities

Mr. Sheldon Silverman owns shares personally and through a Company under his control. From time to time, this Company and Mr. Silverman have received Business.vn common shares in exchange for debt. During the fiscal years ended April 30, 2007 and 2006, Mr. Silverman has not received any common shares in exchange for debt.

Another Company controlled by Mr. Silverman's parents has an outstanding payable to that Company for consulting services. During the fiscal year ended April 30, 2007 and 2006, Mr. Silverman's parents did not receive any common shares for consulting services. Prior to April 30, 2005, Mr. Silverman's parents have forgiven all debt owed to them in the amount $1,794.

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

Item 13.  Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1*	Articles of Incorporation of the Company Filed September 15, 1995
4.1*	Form of Common Stock Certificate
10.1*	Business.com.vn MOU
10.2*	Hotels.vn Marketing agreement (Business.com.vn agreement)
10.3*	Hotels Extension document (Business.com.vn extension)
10.4*	Hi-Tek Reservation Engine agreement
10.6*	Hi-Tek service agreement
10.10*	DotVN agreement
10.11*	VTIC MOU
10.12*	Consulting Agreement
10.13*	Hi-Tek interest agreement
10.14*	Hi-Tek Reservation Engine Extension
10.15*	Independent contractors' agreement
10.16*	Independent contractors' agreement
10.17*	Hi-Tek Service agreement with attached schedule "A"
23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

*

These documents are incorporated herein by reference as exhibits hereto. Following the description of each such exhibit is a reference to the document as it appeared in a specified report previously filed with the SEC, to which there have been no amendments or changes.

(A)	Management contract or compensatory plan or arrangement.

Item 14:  Principal Accountant Fees and Services

We selected the firm of Chang Park CPA APC to audit our financial statements for the fiscal year ended April 30, 2007. Chang Park, CPA previously audited our financial statements for the years ended April 30, 2006. Chang Park's primary offices are located at 310 E Street, Suite , Chula Vista, California, 91910.

Audit committee's pre-approval policies and procedures

Due to the fact that the Company's only two active officer and one board member, the two officers acts as the audit committee at this time.

Total fees. Total fees paid to ARMANDO C. IBARRA, CPA-APC and CHANG PARK CPA-APC are as follows:

	Year Ending April 30,

Service Provided	2007	2006

Audit Service Fees	$19,750	$29,318
Tax Service Fees	-	-
Other Fees	-	-

Total	$19,750	$29,318

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

BUSINESS.VN, INC..

By:	/s/ Sheldon Silverman Sheldon Silverman President and Chief Executive Officer

By:	/s/ Robert Malasek Robert Malasek Chief Financial Officer

          In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sheldon Silverman Sheldon Silverman	Chief Executive Officer, President, Director	August 30, 2007

/s/ Robert Malasek Robert Malasek	Chief Financial Officer	August 30, 2007

