Form 10QSB
period 2007-07-31
WORLDTRADESHOW COM INC
filed 2007-09-19
CIK 1084370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the quarterly period ended July 31, 2007

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission file number 000-1084370

BUSINESS.VN INC. (FORMERLY WORLDTRADESHOW.COM, INC.) (Name of small business issuer in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0355407 (IRS Employer identification No.)

9449 Balboa Ave, Suite 114, San Diego, California 92123 (Address of principal executive office) (Zip Code)

Registrant's telephone number including area code: (858)292-9637

Securities registered pursuant to Section 12(b) of the Act: None (Title of Class)

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value (Title of Class)

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
Yes [ ] No [X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. As of September 18, 2007 the Company had issued and outstanding 47,523,623 shares of $.001 par value common stock.

INDEX

PART I	FINANCIAL INFORMATION	2
ITEM 1.	Financial Statements	2
	Review letter from Independent Accountants	2
	Balance Sheets as of July 31, 2007 (unaudited) and April 30, 2007	3
	Statements of Operations for the Three Months Ended July 31, 2007 and 2006 (unaudited), and cumulative from inception (September 15, 1995) - July 31, 2007(unaudited)	4
	Statement of Changes In Stockholders' Equity from Inception (September 19,1995)-July 31,2007(unaudited)	5
	Statements of Cash Flows for the Three Months Ended July 31, 2007 and 2006 (unaudited) and cumulative from inception (September 15, 1995)-July 31, 2007 (unaudited)	6
	Notes to Condensed Financial Statements	7
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM 3.	Controls and Procedures	19

PART II		19
ITEM 1.	Legal Proceedings	19
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
ITEM 3.	Defaults on Senior Securities	19
ITEM 4.	Submission of Matters to a Vote of Security Holders	19
ITEM 5.	Other Information	19
ITEM 6.	Exhibits	19

	SIGNATURES	20

-  1 -

PART I
ITEM 1. FINANCIAL STATEMENTS

Chang G. Park, CPA, Ph. D.
t 371 E STREET t CHULA VISTA t CALIFORNIA 91910-2615 t
t TELEPHONE (858) 722-5953 t FAX (858) 408-2695 t FAX (858) 764-5480
t E-MAIL changgpark@gmail.com t

____________________________________________________________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Business.vn, Inc. (formerly WorldTradeShow.com, Inc.)
9449 Balboa Avenue, Suite 114
San Diego, CA 92123

We have reviewed the accompanying balance sheet of Business.Vn, Inc (formerly WorldTradeShow.com, Inc) ( the "Company") as of July 31, 2007, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the three months then ended and for the period from inception (September 15, 1995) to July 31, 2007. These financial statements are the representation of the management of the Company.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Because of the Company's current status and limited operations there is substantial doubt about its ability to continue as a going concern. Management's plans in regard to its current status are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chang G. Park
_____________________
CHANG G. PARK, CPA

September 17, 2007
Chula Vista, CA 91910

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

-  2 -

BUSINESS.VN, INC. (Formerly WorldTradeShow.com, Inc.) (A Development Stage Company) Balance Sheets As of July 31, and April 30, 2007

	July 31, 2007	April 30, 2007

	(unaudited)
ASSETS
Current assets
Cash	$4,618	223
Accounts receivable	10,745	8,354
Prepaid expenses	8,500	20,000

Total current assets	23,863	28,577

Equipment, net	-	-
Goodwill	-	-
Intangibles, net of accumulated amortization and
impairment of $ 750,000 and $ 750,000 as of July 31, 2007 and April 30, 2007	1,250,000	1,250,000

Total assets	$1,273,863	1,278,577

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,642	2,166
Due to related parties	2,261,526	2,017,004
Accrued liabilities	88,500	70,500
Demand notes payable	-	-
Convertible note net of Discount of $9,525 and $21,801
as of July, 31,2007 and April 30, 2006, respectively.	1,332,975	1,308,199

Total current liabilities	3,684,643	3,397,869

Total liabilities	3,684,643	3,397,869

Shareholders' deficit
Prefered stock; $0.001 par value;
5,000,000 shares authorized none issued and outstanding	-	-
Common stock; $0.001 par value;
100,000,000 shares authorized 47,511,363 and 47,511,363 shares issued and outstanding as of July 31, 2007 and April 30, 2006, respectively	47,511	47,511
Additional paid-in capital	4,934,239	4,932,989
Deficit accumulated during the development stage	(7,392,530)	(7,099,792)

Total shareholders' deficit	(2,410,780)	(2,119,292)

Total liabilities and shareholders' deficit	$1,273,863	1,278,577

The Accompanying Notes Are An Integral Part Of These Financial Statements.

-  3 -

BUSINESS.VN, INC. (Formerly WorldTradeShow.com, Inc.) (A Development Stage Company) Statements of Operations (unaudited)

	For the three month period ended		Cumulative from inception (September 15, 1995) to July 31, 2007

	July 31, 2007	July 31, 2006

Revenue	$2,390	$-	$114,651

Cost of Sales	-	-	158,143

Gross profit	2,390	-	(43,492)

General and administrative expenses:
Consulting fees	83,750	55,250	3,260,974
Depreciation and amortization	-	38,860	65,687
Marketing and promotion	86,160	51,900	977,492
Rent	7,500	7,500	372,829
Professional fees	7,855	13,870	304,732
Other administrative expenses	17,526	6,791	827,444
Impairment on intangible assets	-	-	706,923

Total general and administrative expenses	202,791	174,171	6,516,081

Other income
Other income (debt forgivness)	-	-	237,170
Goodwill write down	-		(264,000)
Interest expense	(92,336)	(55,814)	(806,127)

Net loss	$(292,738)	$(229,985)	$(7,392,530)

Loss per common share:
Basic	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic	47,511,363	37,710,506

Other comprehensive income (loss)
Foreign currency translation	-	-

Comprehensive loss	$(292,738)	$(229,985)

	The Accompanying Notes Are An Integral Part Of These Financial Statements.

-  4 -

BUSINESS.VN, INC (Formerly WorldTradeShow.com, Inc.) (A Development Stage Company) Statement of Shareholders Equity (unaudited)

	Common Stock		Additional Paid In Capital	Deferred Compensation Expense	Foreign Currency Translation	Deficit Accumulated during the Development Stage	Total Shareholders' Equity (Deficit)

	Number of Shares	Amount

Inception, September 15, 1995	-	$ -	$ -	$ -	$ -	$ -	$ -
Common stock issued for:
Cash, October 1	31,240	31	156,169				156,200
Cash, December 5	6,950	7	69,493				69,500
Acquisition of license rights, April 17	56,000	56	5,544				5,600
Share issue costs			(45,000)				(45,000)
Comprehensive loss, April 30, 1996						(173,617)	(173,617)

Balance, April 30, 1996	94,190	94	186,206	-	-	(173,617)	12,683

Common stock issued for:
Cash, August 28	6,071	6	169,994				170,000
Cash, January 31	6,938	7	138,743				138,750
Comprehensive loss, April 30, 1997						(436,130)	(436,130)

Balance, April 30, 1997	107,199	107	494,943	-	-	(609,747)	(114,697)

Comprehensive loss, April 30, 1998						(187,315)	(187,315)

Balance, April 30, 1998	107,199	107	494,943	-	-	(797,062)	(302,012)

Common stock issued for:
Debt settlement, January 29	35,000	35	34,965				35,000
Cash, March 30	13,750	14	27,486				27,500
Obligation to issue stock, March 30	47,975	48	95,902				95,950
Debt settlement, April 6	37,700	38	75,362				75,400
Acquisition of intellectual property, April 6	25,000	25	49,975				50,000
Comprehensive loss, April 30,1999					(553)	(138,713)	(139,266)
Balance, April 30, 1999	266,624	267	778,633	-	(553)	(935,775)	(157,428)

Common stock issued for:
Cash, February 11	22,894	23	59,977				60,000
Debt settlement, February 14	119,899	120	113,783				113,903
Cash, February 23	21,505	22	19,979				20,000
Cash, March 16	6,955	7	24,993				25,000
Forward split 20:1, March 27	8,319,663	8,320	(8,320)				-
Comprehensive loss, April 30, 2000					(566)	(296,598)	(297,164)

Balance, April 30, 2000	8,757,540	8,758	989,045	-	(1,119)	(1,232,373)	(235,689)

Common stock issued for:
Acquisition of Dudesmart.com, May 11	1,200,000	1,200	262,860				264,060
Cash, August 23	80,000	80	19,924				20,004
Stock Option Issued			140,630				140,630
Comprehensive loss, April 30, 2001						(680,009)	(680,009)

Balance, April 30, 2001	10,037,540	10,038	1,412,459	-	(1,119)	(1,912,382)	(491,004)

Comprehensive loss, April 30, 2002						(415,912)	(415,912)

Balance, April 30, 2002	10,037,540	10,038	1,412,459	-	(1,119)	(2,328,294)	(906,916)

Common stock issued for:
License fee Hi-Tek Multimedia, February 25	27,500,000	27,500	247,500				275,000
Comprehensive loss, April 30, 2003						(544,959)	(544,959)

Balance, April 30, 2003	37,537,540	37,538	1,659,959	-	(1,119)	(2,873,253)	(1,176,875)

Comprehensive loss, April 30, 2004						(805,787)	(805,787)

Balance, April 30, 2004	37,537,540	37,538	1,659,959	-	(1,119)	(3,679,039)	(1,982,661)

Common stock issued for:
Debt settlement, August 27,2004	172,966	173	78,586				78,759
Stock Option Issued			39,300	(39,300)			-
Comprehensive loss, April 30, 2005						(1,413,934)	(1,413,934)

Balance, April 30, 2005	37,710,506	37,710	1,777,845	(39,300)	(1,119)	(5,092,973)	(3,317,836)

Comprehensive loss, April 30, 2006					1,119	(622,828)	(621,709)

Balance, April 30, 2006	37,710,506	37,710	1,777,845	(39,300)	-	(5,715,801)	(3,939,545)

Common stock issued for:
Services	140,000	140	34,860				35,000
Asset purchase	4,423,077	4,423	1,145,577				1,150,000
Debt settlement	5,211,580	5,212	1,947,810				1,953,022
Error correction	26,200	26	(26)
Conversion right on convertible note			26,923				26,923
Comprehensive loss, April 30, 2007				39,300		(1,383,991)	(1,344,691)

Balance, April 30, 2007	47,511,363	47,511	4,932,989	-	-	(7,099,792)	(2,119,291)

Conversion right on convertible note			1,250				1,250
Comprehensive loss, July 31, 2007						(292,738)	(292,738)

Balance, July 31, 2007	47,511,363	$ 47,511	$ 4,934,239	$ -	$ -	$ (7,392,530)	$ (2,410,779)

	The Accompanying Notes Are An Integral Part Of These Financial Statements.

-  5 -

BUSINESS.VN, INC. (Formerly WorldTradeShow.com, Inc.) (A Development Stage Company) Statement of Cash Flows (unaudited)

	For the three month period ended		Cumulative from inception (September 15, 1995) to July 31, 2007

	April 30, 2007	April 30, 2006

Cash flows from operating activities:
Net loss	$ (292,738)	$ (229,985)	$ (7,392,530)
Adjustments to reconcile net loss to net cash
(used) provided by operating activities:
Depreciation and amortization	-	38,860	65,687
Stock options issued	-	-	140,630
Stock issued for services	-	-	35,000
Convertible Note Discount	13,527	-	13,527
Impairment	-	-	979,324
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(2,391)	-	(4,781)
(Increase) decrease in prepaid expenses	11,500	1,874	(8,500)
Increase (decrease) in accounts payable	(524)	(4,286)	3,557
Increase (decrease) in accrued liabilities	18,000	71,122	2,111,516

Net cash provided by (used in) operating activities	(252,626)	(122,415)	(4,056,570)

Cash flows from investing activities:
Purchase of equipment	-	-	(10,087)
Acquisition of intellectual property	-	-	(1,200,000)

Net cash (used) provided by operating activities	-	-	(1,210,087)

Cash flows from financing activities:
Common stock issued for cash	-	-	686,950
Share issuance costs	-	-	(45,000)
Settlement of debt and intellectual property (in-kind)	-	-	174,304
Reduction of long-term liabilities	-	-	(481,172)
Settlement of obligation to issue capital stock	-	-	2,127,731
Proceeds from convertible notes payable	12,500	-	12,500
Proceeds from demand notes payable	-	24,300	196,169
Due to related parties	244,522	97,968	2,599,794

Net cash provided by financing activities	257,022	122,268	5,271,275

Net increase (decrease) in cash	4,395	(147)	4,618
Cash, beginning of the period	223	683	-

Cash, end of the period	4,618	536	4,618

Non-cash investing and financing activities:
Debt issued for marketing license agreement	$ -	$ -	$ 450,000
Other income	-	-	235,813
Debt issued for intellectual property	-	-	100,000
Stock options Issued	-	-	179,930
Common stock issued for license fee - HiTek Multimedia	-	-	275,000
Common stock issued for acquisition of Dudesmart.com	-	-	264,000
Common stock issued in exchange for intellectual property	-	-	1,205,600
Common stock issued in exchange for debt	-	-	399,013

Supplemental cash flow disclosure:
Interest paid	$ 2,692	$ -	$ 12,500

Taxes paid	$ -	$ -	$ -

The Accompanying Notes Are An Integral Part Of These Financial Statements.

-  6 -

Business.VN, Inc. (Formerly WorldTradeShow.com, Inc.)
(A Development Stage Company)
Notes To Condensed Financial Statements
July 31, 2007

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of Business.VN, Inc. (formerly WorldTradeShow.com, Inc.) (the "Company"), as of July 31, 2007, and the results of its operations and cash flows for the three-month period ended July 31, 2007 and 2006. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions to Form 10-QSB and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed financial statements should be read in conjunction with the audited financial statements and the notes to the audited financial statements included in the Company's Form 10-KSB registration report for the period ending April 30, 2007 filed with the Securities and Exchange Commission.

The accounting policies followed for interim financial reporting are the same as those disclosed in Note 2 of the notes to the financial statements included in the Company's Form 10-KSB registration report for the year ended April 30, 2007.

2.  INTANGIBLES, LONG-LIVED ASSETS AND GOODWILL

Dudesmart.com

On June 23, 2000, the Company accepted a proposal to exchanged 1,200,000 shares of common stock for 100% of the outstanding common stock of Dudesmart.com, Inc., from a related entity. At the time of the transaction, the shares were valued at $.22 per share (estimated value $264,000). Dudesmart.com was the entertainment division for the Company specializing in the entertainment and gaming industry. At the date of acquisition Dudesmart.com had no fixed assets and all development fees were expensed as occurred. Therefore the Company recognized this transaction as Goodwill. The Company has changed its direction and has accordingly written the entire amount off during the year ended April 30, 2007.

Business.com.vn Marketing License Agreement

In February 2004, the Company entered into a marketing license agreement with Business.com.vn which is the owner of a website that promotes the online sale of hotel and tour packages on behalf of participating hotels and tour operators. The licensing agreement is currently expired and the company is re-negotiating a new agreement.

VNAT and VITA, Vietnam National Association of the Tourism and Vietnam Travel Association, recognize Hotels.com.vn as Vietnam's official Hotel Website. In Vietnam, there are over 3,500 hotels and 400 tour companies to be promoted worldwide via the internet to generate online sales throughout the Country of Vietnam.

The term of the marketing license agreement is for two years and requires the Company to pay a licensing fee of $150,000 and $300,000 for the years ending December 31, 2004 and 2005, respectively. The license fees for 2004 and 2005 are payable by August 10, 2004 and February 10, 2005, respectively. The Company has negotiated to defer the license fee payment until February 10, 2007. In exchange for the rights licensed, the Company earns a commission to fifty (50%) percent of gross sales, as defined in the agreement. The Company impaired $155,439 for the year ending April 30, 2007, leaving a net balance of zero. The Company receives 50% commissions from all hotel reservations. BVNI and Hotels.com.vn are continuing to sign up 1 and 2 star hotels in Vietnam under 3 year contracts.

-  7 -

Business.VN, Inc. (Formerly WorldTradeShow.com, Inc.)
(A Development Stage Company)
Notes To Condensed Financial Statements
July 31, 2007

2.  INTANGIBLES, LONG-LIVED ASSETS AND GOODWILL (continued)

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

Business.com.vn Asset Purchase

On March 26, 2007 the Company has acquired a database of 300,000 Vietnamese companies, marketing software, trademarks and intellectual property. The Company is planning to build a directory of companies from the database. BVNI will offer to companies on the database many different options to market themselves on and offline. BVNI plans to offer domain registration, website development, and online marketing expertise to help the Vietnamese companies market themselves individually and or on the BVNI web portal via advertisements and sponsorships. The directory, once completed will give all the companies on the database online exposure to the world for the very first time. Currently, over 95% of Vietnamese companies do not have a web presence. The company plans on focusing its business plan inside and outside Vietnam. Upon initial funding, the company will open up offices in Ho Chi Minh and Hanoi City and hire sales marketing, web designers and customer service agents. The Company issued 4,423,077 restricted shares as well as a convertible note with a face value 100,000 which becomes due September 26, 2007 see Note 11. The Company recorded $1,250,000 as intangible asset.

Summary of Intangible, long lived assets and goodwill:

Licenses:	Purchase Price	Amortization/ Impairment	Net Value

Business.com.vn Trademark	1,250,000	$ -	$1,250,000
Business.com License Agreement	450,000	450,000	$ -

Total Intangible Assets	$1,700,000	$ 450,000	$1,250,000

Dudesmart.com	$ 264,000	$ 264,000	$ -

Total Goodwill	$ 264,000	$ 264,000	$ -

3.  PROVISION FOR INCOME TAXES

As of July 31, 2007, the Company has a federal net operating loss carry forwards of $7,392,530 that can be utilized to reduce future taxable income. The net operating loss carry forward will expire through 2007 if not utilized. Utilization of the net operating loss and tax credit carry forward may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carry forwards before utilization. The Company has provided a full valuation allowance on the deferred tax asset because of uncertainty regarding realizability.

4.  MAJOR CUSTOMER AND SEGMENT INFORMATION

The Company currently operates solely in one industry segment: the marketing and support of its hotel reservations system in Vietnam. No one customer accounted for approximately 5% of gross revenues for the period ending July 31, 2007 and 2006. The Company has no operations or assets located outside of the United States. The Company's commission's revenue is concentrated in the Vietnam Hotel reservations system, creating a risk of concentration associated with the revenue of a single service and limited customer base. The loss of this single market could cause severe damage to the Company's financial future.

-  8 -

Business.VN, Inc. (Formerly WorldTradeShow.com, Inc.)
(A Development Stage Company)
Notes To Condensed Financial Statements
July 31, 2007

5.  RELATED PARTY TRANSACTIONS

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

Consulting Agreements

Mr. Silverman has entered into a one year Consulting contract on August 1, 2007 in which he has a base Salary of $180,000. Further the company is to review his contract once the Company has executed its business plan and has commenced normal business activity.

Mr. Rosette has entered into a one year Consulting contract in which he has a base Salary of $42,000. This agreement has renewed on August 1, 2007.

Mr. Malasek has entered into a six month contract in early March 2007 in which he received a base pay of $3,500 per month and 120,000 shares of restricted stock under the 144 rule.

Unpaid Consulting Fees / Advances from Related Parties

As of July 31, 2007 and April 30, 2007, the Company has unpaid consulting fees to officers / directors of approximately $1,051,509 and $ 996,009 respectively. $ 1,000,509 of these fees currently bears interest at a rate of 12 percent. As of July 31, 2007 and April 30, 2007, accrued interests on these fees were approximately $ 41,200 and $21,971, which is included in due to related parties.

As of July 31, 2007 and April 30, 2007, the Company has unpaid fees to HiTek of approximately $468,917 and $ 431,557 respectively. These unpaid fees currently bear interest at a rate of 12 percent. As of July 31, 2007 and April 30, 2007, accrued interests on these fees were approximately $ 32,264 and $ 19,007, which is included in due to related parties.

As of July 1, 2002, the Company has a convertible note with the face value of $180,000 from a former officer and Board member. This note currently bears interest at a rate of 12 percent. As of July 31, 2007 and April 30, 2007, accrued interest on this note was $108,000 and $102,600 respectively, which are included in due to related parties.

As of July 1, 2003, the Company has two convertible notes with the face value of $1,050,000 ($525,000 respectively) from a former officer and a current officer. These notes currently bear interest at a rate of 12 percent. As of July 31, 2007 and April 30, 2007, accrued interest on these notes was $503,250 and $465,060, respectively, which are included in due to related parties.

These notes are not repayable until July 1, 2007 at which point the Company anticipates it will be able renegotiate the terms of the payments and all monies owed to the related parties. We are expecting close on negotiations in December, 2007.

-  9 -

Business.VN, Inc. (Formerly WorldTradeShow.com, Inc.)
(A Development Stage Company)
Notes To Condensed Financial Statements
July 31, 2007

5.  RELATED PARTY TRANSACTIONS (continued)

Summary of the related party expenses during the three month period ended July 31, 2007 and 2006

July 2007

Account name	Hi Tek	Sheldon Silverman	Carlos Rosette	Robert Malasek	Total
General and administrative expense	$ 99,650	$ -	$ -	$ -	$ 99,650
Consulting services	-	45,000	10,500	10,500	66,000
Total	$ 99,650	$ 45,000	$ 10,500	$ 10,500	$ 165,650

July 2006

Account name	Hi Tek	Sheldon Silverman	Carlos Rosette	Total
General and administrative expense	$ 65,150	$ -	$ -	$ 65,150
Consulting services	-	45,000	10,500	55,500
Total	$ 65,150	$ 45,000	$ 10,500	$ 120,650

Summary of related parties balances as of July 31, 2007 and April 30, 2007 are as follows:

July 2007

Account name	Hi Tek	Sheldon Silverman	Lee Johnson	Thomas Johnson	Golden Treasures	Carlos Rosette	Total
Due to Related Parties	$ 568,567	$ 1,070,709	$ 474,250	$ 108,000	$ 40,000	$ -	$ 2,261,526
Accrued liabilities	-	-	-	-	-	51,000	51,000
Convertible Notes	-	525,000	525,000	180,000	-	-	1,230,000
Total	$ 568,567	$ 1,595,709	$ 999,250	$ 288,000	$ 40,000	$ 51,000	$ 3,542,526

April 2007

Account name	Hi Tek	Sheldon Silverman	Lee Johnson	Thomas Johnson	Golden Treasures	Carlos Rosette	Total
Due to Related Parties	$ 431,557	$ 991,037	$ 439,336	$ 115,074	$ 40,000	$ -	$ 2,017,004
Accrued liabilities	-	-	-	-	-	40,500	40,500
Convertible Notes	-	525,000	525,000	180,000	-	-	1,230,000
Total	$ 431,557	$ 1,516,037	$ 964,336	$ 295,074	$ 40,000	$ 40,500	$ 3,287,504

Business.VN, Inc. (Formerly WorldTradeShow.com, Inc.)
(A Development Stage Company)
Notes To Condensed Financial Statements
July 31, 2007

6.  CONVERTIBLE NOTES

The Company has the following notes outstanding:

	July 31, 2007	April 30, 2007

Convertible note related party with 12% interest	$1,230,000	$1,230,000
Convertible Note no interest until September 28, 2007	100,000	100,000
Convertible Note with 8 % interest until September 28, 2007	12,500	-

Total	$1,342,500	$1,230,000

The related party convertible notes totaling $1,230,000 have interest accrued thereon of $ 615,060 and 567,660 as of July 31, and April 30, 2007, accrue interest at the rate of 12% per annum the notes were originally due July 2003, the creditors have agreed to hold the notes on a year to year basis and are currently convertible into 3,727,273 shares of common stock at the option of the holders.

On March 26, 2007 the company issued a note for $100,000 as part of an asset purchase agreement (See Note 2). The note bears no interest until its due date September 26, 2007and converts into 384,615 shares.

On July 25, 2007 the company issued a note for $12,500. The note bears 8% interest and matures on October 31, 2007 and converts at $0.20 into 62,500 shares.

7.  MARKETING AND DISTRIBUTION AGREEMENTS

Partnership with DotVN

In May 2003, the Company announced a partnership with Dot.vn the official Vietnamese Registration Company. The Company is considered a re-seller of domain names, BVNI will receive a commission for each domain name set up via the Companies web portal.

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

Business.VN, Inc. (Formerly WorldTradeShow.com, Inc.)
(A Development Stage Company)
Notes To Condensed Financial Statements
July 31, 2007

9.  GOING CONCERN

To date the Company has had limited revenues due to the early stage of its efforts to transition into the marketing of its internet resources. Consequently, the Company has incurred recurring losses from operations. These factors, as well as the risks associated with raising capital through the issuance of equity and/or debt securities creates uncertainty as to the Company's ability to continue as a going concern. There can be no assurance that the Company will be successful in its efforts to increase revenues, issue debt and/or equity securities for cash or as payment for outstanding obligations.

Capital raising efforts may be influenced by factors outside of the control of the Company, including, but not limited to, capital market conditions. During the period ended July 31, 2007 the Company borrowed cash through the issuance of equity and debt/equity securities totaling $ 12,500. The Company is in various stages of finalizing implementation strategies on a number of services and is actively attempting to market its services nationally in Vietnam. As a result of capital constraints it is uncertain when it will be able to start its websites to utilize the available licenses.

10.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of July 31, 2007:

Common stock, $0.001 par value: 400,000,000 shares authorized: 47,511,363 shares issued and outstanding.

Preferred stock, $0.001 par value: 100,000,000 shares authorized: 0 share issued and outstanding.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion should be read in conjunction with our condensed financial statements, and the related notes included elsewhere in this Quarterly Report on Form 10-QSB and the Annual Report on Form 10-KSB for the fiscal year ended April 30, 2007. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

THIS REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN SUCH FORWARD-LOOKING STATEMENTS.

OVERVIEW

The Company's operating results have fluctuated in the past and may in the future fluctuate significantly, depending upon a variety of factors, including the timely deployment and expansion of new network, the incurrence of related capital costs, variability and length of the sales cycle associated with the Company's product and service offerings, the receipt of new value-added network services and consumer services subscriptions and the introduction of new services by BVNI and its competitors.

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

PLAN OF OPERATION

We have a development strategy for the implementation of the business plan, which will require $2,200,000 to complete. We have historically financed our operations through working capital provided by loans from management and controlling shareholder, Hi-Tek. For the time being the Company anticipates that current operations will continue to be funded by shareholder loans or debt from majority shareholder, Hi-Tek, until revenue from operations can sustain the cash flow requirements of the Company. For 2007 we have a commitment from our majority shareholders to fund our operations for that calendar year. Additionally, we may pursue additional private placement financing through close associates or friends and family members of management and our controlling shareholders. There can be no assurances that additional capital will be available on terms favorable to us or at all, or that we will be able to generate sufficient cash flow in order to sustain operations. To the extent that additional capital is raised through the sale of additional equity or debt securities, the issuance of such securities could result in additional dilution to our stockholders. In the event that we experience the need for additional capital, and are not able to generate capital from financing sources or from future operations, management may be required to modify, suspend or discontinue our operations and business plan.

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

Currently, the Company has over 250 hotels listed on Hotels.vn with over 90% of the 3-5 star hotels in Vietnam. The 2 star hotel signing is ongoing. Hotels.vn has been featured on Vietnamese television during a news television program, and has received an award from the Ministry of Trade in Vietnam. Hotels.vn was awarded the number one e-commerce travel tourism website and was ranked 13th overall in the Country of Vietnam in 2005. We expect to penetrate the hotel market with further funding for marketing in and out of Vietnam.

BVNI has begun redesigning the new Business.vn website and will launch it in October 2007. The new website will be redesigned to market specifically to the Vietnam investment community, travel and tourism market. The company has begun to evaluate the 300,000 database and has started a new business plan. BVNI will continue to market Hotels.vn. Our target alliances and affiliates will be companies working in travel tourism in Asia and Latin America, including American and European travel and tourism Companies. Users are now able to make reservations for hotels via www.Hotels.vn.

BVNI

Use of Proceeds of $2,200,000 USD:
Operations USA:	$600k
Business directory Software	$200k
Vietnam Expansion:	$400k
Marketing online:	$500k
Marketing offline:	$500k

As of July 31, 2007 we have expended $100,000 of the $2,200,000. BVNI has expended the initial funds on USA operations.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDING JULY 31, 2007 AS COMPARED TO THREE MONTH PERIOD ENDING JULY 31, 2006

The Company had gross revenues totaling $2,390 for the period ended July 31, 2007, compared with $0 in gross revenues for the same period ending July 31, 2006. The Company started to receive revenues from its efforts in signing up hotels to their reservations website Hotels.com.vn. Currently this is the Company's only revenue source, which was offset with the licensing cost until April 30, 2007. The Company experienced a net loss of $292,738 for the period ended July 31, 2007, compared with a net loss of $229,985 for the same period ended July 31, 2006. This represents an increase of $62,753 or 27.3% from the prior year. A substantial portion of the increase in net loss is attributable to the increase in consulting fees, marketing and interest expense..

Consulting fees totaled $83,750 for the period ended July 31, 2007, compared with $55,250 for the same period ending July 31, 2006. This represented an increase of $28,500 or 51.6% from the prior year. Marketing and advertising cost totaled $ 86,160 for the period ended July 31, 2007, compared to $51,900 for the same period ending July 31, 2006. This represents an increase of 34,260 or 66.0% Other administrative expenses incurred by the Company were $17,526 for the period ended July 31, 2007, compared with $6,791 for the same period ended July 31, 2006. This represented an increase of $10,735 or 158.1% from the prior year. The increases in marketing and general expenses is reflective of the Company's efforts to expand its revenue stream.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2007, the Company had cash of $4,618, current liabilities of $3,684,643 and no long term liabilities. We anticipate that current operations will continue to be funded by shareholder loans or debt from majority shareholder, Hi-Tek, until revenue from operations can sustain the cash flow requirements of the Company. We plan on signing a renewal of our service agreement with Hi-Tek to run for an additional 12 months through 2007, which provides for the payment of our monthly operating expenses and will allow us to operate without additional funding for the next twelve months.

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

Vietnam, with a population of over 85 million people, is the second fastest growing economy in the world, according to the Vietnam Ministry of Trade. Vietnam was admitted to the WTO in January 2007: this is very significant for foreign investment into Vietnam. Record investment has begun with many countries around the world heavily investing into this high growth economy. Vietnam has sustained an average rate of Gross Domestic Product ("GDP") growth of approximately 7.5%, placing it solidly among the fastest growing economies in the world. Vietnam attained 8.2% GDP growth in 2006, second only to China. Through the end of 2005; Vietnam's growth rate exceeded that of Thailand, Malaysia, Taiwan, South Korea and even India, its closest rival. These significant events marked the beginning of great economic opportunities for BVNI 16.5 million current Internet users in Vietnam, representing only 18% of the population, a number expected to increase significantly each year as the economy grows.

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

The term of the Business.com.vn marketing license agreement with BVNI has entered into is for two years and requires BVNI to pay a licensing fee of $150,000 and $300,000 for the years ending December 31, 2004 and 2005, respectively. The license fees for 2004 and 2005 were payable by August 10, 2004 and February 10, 2005, respectively. In the prior year, BVNI has negotiated to defer the first license fee payment until February 10, 2005. Subsequently, BVNI negotiated with Business.com.vn to extend the contract for up to two years to February 10, 2007. In exchange for the rights licensed, BVNI will earn a royalty equal to fifty (50%) percent of gross commission, as defined in the agreement (see exhibit 10.2). The extension document also provides that once BVNI is trading on the OTC BB, Business.com.vn has the option for payment, or shares to be negotiated at that time.

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

PURCHASES OR SALES OF PLANT AND SIGNIFICANT EQUIPMENT

None

EMPLOYEES AND CONSULTING AGREEMENTS

BVNI currently has no employees, other than its officers and directors, who devote their time as required to its operations. As of July 31, 2007 and April 30, 2007, BVNI has unpaid consulting fees of approximately $1,051,509 and $996,009, respectively. One of the unpaid consulting fees bears interest at 12 percent. As of July 31, 2007 accrued interest on these unpaid fees was approximately $41,200. These consulting fees are payable on demand as they have been in default since July 2004.  The Company has so far been able to renegotiate the terms of the payments and all monies owed to the parties. The term of Mr. Silverman's agreement commenced on August 1, 2007 and ends on July 31, 2008 and provides for compensation of $15,000 per month for his services. The term of Mr. Rosette's agreement ended on July 31, 2007. As of the date of this report Mr. Rossette is a member of the Board of Directors but no further compensation package has been agreed on. On March 10, 2007 the Company entered into a six month consulting agreement with Mr. Malasek and provides for compensation of $3,500 per month for his services.

GOING CONCERN

BVNI has experienced recurring losses, has a working capital deficiency of $3,680,025 and an accumulated deficit of $7,392,530 as of July 31, 2007. These factors, among others raise substantial doubt as to its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
•	the impact of competitive services and their pricing;
•	potential effects of inflation;
•	lack of earnings visibility;
•	dependence upon suppliers;
•	difficulties in integrating any acquired businesses and realizing cost savings or productivity gains;
•	dependence on key personnel and;
•	difficulties regarding hiring and retaining qualified personnel in a competitive labor market; and

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

ITEM 3.

(a) Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of July 31, 2007 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i)is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over financial reporting

Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended July 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

           None

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

          None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

ITEM 5.  OTHER INFORMATION

           None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                    (a)  Exhibits

23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification Pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350
32.2	Certification Pursuant to 18 U.S.C. Section 1350

                    The Company incorporates by reference all exhibits to its Form 10-KSB for the year ending June 30, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 17, 2007	BUSINESS.VN, INC..

By: /S/ Sheldon Silverman Sheldon Silverman Chief Executive Officer, and Chairman of the Board

Date: September 17, 2007	BUSINESS.VN, INC

By: /S/ Robert T Malasek Robert T Malasek Chief Financial Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date
/S/ Sheldon Silverman Sheldon Silverman	Chief Executive Officer, and Chairman of the Board	September 17, 2007

	Title	Date
/S/ Robert T Malasek Robert T Malasek	Chief Executive Officer, Chief Financial Officer and Chairman of the Board	September 17, 2007