Form 10QSB
period 2007-10-31
WORLDTRADESHOW COM INC
filed 2007-12-17
CIK 1084370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the quarterly period ended October 31, 2007

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission file number 000-1084370

BUSINESS.VN INC. (FORMERLY WORLDTRADESHOW.COM, INC.) (Name of small business issuer in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0355407 (IRS Employer identification No.)

9449 Balboa Ave, Suite 103, San Diego, California 92123 (Address of principal executive office) (Zip Code)

Registrant's telephone number including area code: (858) 292-9637

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
Yes [ ] No [X]

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. As of December 14, 2007 the Company had issued and outstanding 47,904,670 shares of $.001 par value common stock.

INDEX

PART I	FINANCIAL INFORMATION	2
ITEM 1.	Financial Statements	2
	Report of Independent Registered Public Accounting Firm	2
	Balance Sheets as of October 31, 2007 (unaudited) and April 30, 2007	3
	Statements of Operations for the Three Months Ended October 31, 2007 and 2006 (unaudited)	4
	Statements of Operations for the Six Months Ended October 31, 2007 and 2006 (unaudited), and cumulative from inception (September 15, 1995) - October 31, 2007 (unaudited)	5
	Statement of Changes In Stockholders' Equity from Inception (September 19,1995) - October 31, 2007 (unaudited)	6
	Statements of Cash Flows for the Six Months Ended October 31, 2007 and 2006 (unaudited) and cumulative from inception (September 15, 1995) - October 31, 2007 (unaudited)	7
	Notes to Condensed Financial Statements	8
ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
ITEM 3.	Controls and Procedures	24

PART II		25
ITEM 1.	Legal Proceedings	25
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
ITEM 3.	Defaults on Senior Securities	25
ITEM 4.	Submission of Matters to a Vote of Security Holders	25
ITEM 5.	Other Information	25
ITEM 6.	Exhibits	25

	SIGNATURES	26

-  1 -

PART I
ITEM 1. FINANCIAL STATEMENTS

Chang G. Park, CPA, Ph. D.
t 371 E STREET t CHULA VISTA t CALIFORNIA 91910-2615 t
t TELEPHONE (858) 722-5953 t FAX (858) 761-0431 t FAX (858) 764-5480
t E-MAIL changgpark@gmail.com t

____________________________________________________________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Business.vn, Inc. (formerly WorldTradeShow.com, Inc.)
9449 Balboa Avenue, Suite 103
San Diego, CA 92123

We have reviewed the accompanying balance sheet of Business.Vn, Inc (formerly WorldTradeShow.com, Inc) (A Development Stage "Company") as of October 31, 2007, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the six months and three months then ended and for the period from inception (September 15, 1995) to October 31, 2007. These financial statements are the representation of the management of the Company.

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

December 14, 2007
Chula Vista, CA 91910

Member of the California Society of Certified Public Accountants
Registered with the Public Company Accounting Oversight Board

-  2 -

BUSINESS.VN, INC. (Formerly WorldTradeShow.com, Inc.) (A Developmet Stage Company) Balance Sheets As of October 31, 2007 and April 30, 2007

	October 31, 2007	April 30, 2007

	(unaudited)
ASSETS
Current assets
Cash	$856	223
Accounts receivable	13,364	8,354
Prepaid expenses	44,830	20,000

Total current assets	59,050	28,577

Equipment, net	-	-
Goodwill	-	-
Intangibles, net of accumulated amortization and impairment of $ 750,000 and $ 750,000 as of October 31, 2007 and April 30, 2007	1,250,000	1,250,000

Total assets	$1,309,050	1,278,577

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable	$21,743	2,166
Due to related parties	2,511,730	2,017,004
Accrued liabilities	108,500	70,500
Demand notes payable	-	-
Convertible note net of Discount of $ 0 and $ 21,801 as of October 31, 2007 and April 30, 2007, respectively.	1,330,711	1,308,199

Total current liabilities	3,972,684	3,397,869

Total liabilities	3,972,684	3,397,869

Shareholders' deficit
Preferred stock; $0.001 par value; 100,000,000 shares authorized none issued and outstanding	-	-
Common stock; $0.001 par value; 400,000,000 shares authorized 47,853,670 and 47,511,363 shares issued and outstanding as of October 31, 2007 and April 30, 2007, respectively	47,854	47,511
Additional paid-in capital	5,147,591	4,932,989
Deferred compensation	(79,852)	-
Deficit accumulated during the development stage	(7,779,227)	(7,099,792)

Total shareholders' deficit	(2,663,634)	(2,119,292)

Total liabilities and shareholders' deficit	$1,309,050	1,278,577

The accompanying notes are an integral part of these financial statements.

-  3 -

BUSINESS.VN, INC. (Formerly WorldTradeShow.com, Inc.) (A Developmet Stage Company) Statements of Operations (unaudited)

	For the three month period ended

	October 31, 2007	October 31, 2006

Revenue	$2,619	$-

Cost of Sales	-	-

Gross profit	2,619	-

General and administrative expenses:
Consulting fees	91,852	12,480
Depreciation and amortization	-	36,598
Marketing and promotion	75,750	74,265
Rent	8,100	7,500
Professional fees	43,385	11,130
Other administrative expenses	17,989	22,869
Impairment on intangible assets	-	-

Total general and administrative expenses	237,076	164,842

Other income
Other income (debt forgivness)	-	-
Goodwill write down	-	-
Interest expense	(151,940)	(12,607)

Net loss	$(386,397)	$(177,449)

The accompanying notes are an integral part of these financial statements.

-  4 -

BUSINESS.VN, INC. (Formerly WorldTradeShow.com, Inc.) (A Developmet Stage Company) Statements of Operations (unaudited)

	For the six month period ended		Cumulative from inception (September 15, 1995 to October 31, 2007)

	October 31, 2007	October 31, 2006

Revenue	$5,008	$-	$117,269

Cost of Sales	-	-	158,143

Gross profit	5,008	-	(40,874)

General and administrative expenses:
Consulting fees	162,653	67,730	3,339,877
Depreciation and amortization	-	75,458	65,687
Marketing and promotion	161,910	126,165	1,053,242
Rent	15,600	15,000	380,929
Professional fees	64,490	25,000	361,367
Other administrative expenses	35,515	29,660	845,433
Impairment on intangible assets	-	-	706,923

Total general and administrative expenses	440,168	339,013	6,753,458

Other income
Other income (debt forgivness)	-	-	237,170
Goodwill write down	-	-	(264,000)
Interest expense	(244,276)	(68,421)	(958,066)

Net loss	$(679,435)	$(407,434)	$(7,779,228)

Loss per common share:
Basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	47,551,136	37,710,506

The accompanying notes are an integral part of these financial statements.

-  5 -

BUSINESS.VN, INC. (Formerly WorldTradeShow.com, Inc.) (A Development Stage Company) Statement of Shareholders Equity (unaudited)

	Common Stock		Additional Paid In Capital	Deferred Compensation Expense	Foreign Currency Translation	Deficit Accumulated during the Development Stage	Total Shareholders Equity (Deficit)

	Number of Shares	Amount

Inception, September 15, 1995	-	$-	$-	$-	$-	$-	$-
Common stock issued for:
Cash, October 1	31,240	31	156,169				156,200
Cash, December 5	6,950	7	69,493				69,500
Acquisition of license rights, April 17	56,000	56	5,544				5,600
Share issue costs			(45,000)				(45,000)
Comprehensive loss, April 30, 1996						(173,617)	(173,617)

Balance, April 30, 1996	94,190	94	186,206	-	-	(173,617)	12,683
Common stock issued for:
Cash, August 28	6,071	6	169,994				170,000
Cash, January 31	6,938	7	138,743				138,750
Comprehensive loss, April 30, 1997						(436,130)	(436,130)

Balance, April 30, 1997	107,199	107	494,943	-	-	(609,747)	(114,697)
Comprehensive loss, April 30, 1998						(187,315)	(187,315)

Balance, April 30, 1998	107,199	107	494,943	-	-	(797,062)	(302,012)
Common stock issued for:
Debt settlement, January 29	35,000	35	34,965				35,000
Cash, March 30	13,750	14	27,486				27,500
Obligation to issue stock, March 30	47,975	48	95,902				95,950
Debt settlement, April 6	37,700	38	75,362				75,400
Acquisition of intellectual property, April 6	25,000	25	49,975				50,000
Comprehensive loss, April 30,1999					(553)	(138,713)	(139,266)

Balance, April 30, 1999	266,624	267	778,633	-	(553)	(935,775)	(157,428)
Common stock issued for:
Cash, February 11	22,894	23	59,977				60,000
Debt settlement, February 14	119,899	120	113,783				113,903
Cash, February 23	21,505	22	19,979				20,000
Cash, March 16	6,955	7	24,993				25,000
Forward split 20:1, March 27	8,319,663	8,320	(8,320)				-
Comprehensive loss, April 30, 2000					(566)	(296,598)	(297,164)

Balance, April 30, 2000	8,757,540	8,758	989,045	-	(1,119)	(1,232,373)	(235,689)
Common stock issued for:
Acquisition of Dudesmart.com, May 11	1,200,000	1,200	262,860				264,060
Cash, August 23	80,000	80	19,924				20,004
Stock Option Issued			140,630				140,630
Comprehensive loss, April 30, 2001						(680,009)	(680,009)

Balance, April 30, 2001	10,037,540	10,038	1,412,459	-	(1,119)	(1,912,382)	(491,004)
Comprehensive loss, April 30, 2002						(415,912)	(415,912)

Balance, April 30, 2002	10,037,540	10,038	1,412,459	-	(1,119)	(2,328,294)	(906,916)
Common stock issued for:
License fee Hi-Tek Multimedia, February 25	27,500,000	27,500	247,500				275,000
Comprehensive loss, April 30, 2003						(544,959)	(544,959)

Balance, April 30, 2003	37,537,540	37,538	1,659,959	-	(1,119)	(2,873,253)	(1,176,875)
Comprehensive loss, April 30, 2004						(805,787)	(805,787)

Balance, April 30, 2004	37,537,540	37,538	1,659,959	-	(1,119)	(3,679,039)	(1,982,661)
Common stock issued for:
Debt settlement, August 27, 2004	172,966	173	78,586				78,759
Stock Option Issued			39,300	(39,300)			-
Comprehensive loss, April 30, 2005						(1,413,934)	(1,413,934)

Balance, April 30, 2005	37,710,506	37,710	1,777,845	(39,300)	(1,119)	(5,092,973)	(3,317,836)
Comprehensive loss, April 30, 2006					1,119	(622,828)	(621,709)

Balance, April 30, 2006	37,710,506	37,710	1,777,845	(39,300)	-	(5,715,801)	(3,939,545)
Common stock issued for:
Services	140,000	140	34,860				35,000
Asset purchase	4,423,077	4,423	1,145,577				1,150,000
Debt settlement	5,211,580	5,212	1,947,810				1,953,024
Error correction	26,200	26	(26)
Discount on convertible note			26,923				26,923
Comprehensive loss, April 30, 2007				39,300		(1,383,991)	(1,344,691)

Balance, April 30, 2007	47,511,363	47,511	4,932,989	-	-	(7,099,792)	(2,119,289)
Common stock issued for:
Service	126,000	126	56,114				56,240
Debt settlement	216,307	216	51,629				51,845
Discount on convertible note			15,600				15,600
Options issued			91,259	(79,852)			11,407
Comprehensive loss, July October, 2007						(679,435)	(679,435)

Balance, October 31, 2007	47,853,670	$47,854	$5,147,591	$(79,852)	$-	$(7,779,227)	$(2,663,633)

The accompanying notes are an integral part of these financial statements.

-  6 -

BUSINESS.VN, INC. (Formerly WorldTradeShow.com, Inc.) (A Development Stage Company) Statement of Cash Flow (unaudited)

	For the Six month period ended		Cumulative from inception (September 15, 1995) to October 31, 2007

	October 2007	October 2006

Cash flows from operating activities:
Net loss	$(679,435)	$(407,434)	$(7,779,228)
Adjustments to reconcile net loss to net cash(used) provided by operating activities:
Depreciation and amortization	-	75,458	65,687
Stock options issued	-	-	140,630
Stock issued for services	-	-	35,000
Stock issued for interest expense	3,343	-	3,343
Accrued interest	203,456	-	203,456
Amortization of outstanding options	11,407	-	11,407
Amortization of convertible not discount	37,401	-	37,401
Convertible Note Discount	-	-	-
Impairment	-	-	979,324
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5,010)	-	(7,400)
(Increase) decrease in prepaid expenses	31,410	-	11,410
Increase (decrease) in accounts payable	19,578	91,918	23,659
Increase (decrease) in accrued liabilities	38,000	(86,944)	2,131,516

Net cash provided by (used in) operating activities	(339,851)	(327,002)	(4,143,795)

Cash flows from investing activities:
Purchase of equipment	-	-	(10,087)
Acquisition of intellectual property	-		(1,200,000)

Net cash (used) provided by operating activities	-	-	(1,210,087)

Cash flows from financing activities:
Common stock issued for cash	-	-	686,950
Share issuance costs	-	-	(45,000)
Settlement of debt and intellectual property (in-kind)	-	-	174,304
Reduction of long-term liabilities	-	-	(481,172)
Settlement of obligation to issue capital stock	-	-	2,127,731
Proceeds from convertible notes payable	48,500	-	48,500
Proceeds from demand notes payable	-	-	196,169
Due to related parties	291,984	326,387	2,647,256

Net cash provided by financing activities	340,484	326,387	5,354,738

Net increase (decrease) in cash	633	(616)	856

Cash, beginning of the period	223	683	-

Cash, end of the period	856	67	856

Non-cash investing and financing activities:
Debt issued for marketing license agreement	$-	$-	$450,000
Other income	-	-	235,813
Debt issued for intellectual property	-	-	100,000
Stock options Issued	91,259	-	271,189
BCF of convertible notes	15,600	-	15,600
Common stock issued for license fee - HiTek Multimedia	-	-	275,000
Common stock issued for acquisition of Dudesmart.com	-	-	264,000
Common stock issued in exchange for intellectual property	-	-	1,205,600
Common stock issued for convertible notes	48,500	-	48,500
Common stock issued in exchange for debt	56,240	1,590,367	2,408,275

Supplemental cash flow disclosure:
Interest paid	$2,692.00	$-	$15,192

Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

-  7 -

Business.VN, Inc. (Formerly WorldTradeShow.com, Inc.)
(A Developmental Stage Company)
Notes To Condensed Financial Statements
October 31, 2007

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of Business.VN, Inc. (formerly WorldTradeShow.com, Inc.) ("Business.VN, "BVNI" or the "Company"), as of October 31, 2007, and the results of its operations and cash flows for the six-month period ended October 31, 2007 and 2006. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions to Form 10-QSB and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed financial statements should be read in conjunction with the audited financial statements and the notes to the audited financial statements included in the Company's Form 10-KSB registration report for the period ending April 30, 2007 filed with the Securities and Exchange Commission.

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

VNAT and VITA, Vietnam National Association of the Tourism and Vietnam Travel Association, recognize Hotels.vn as Vietnam's official Hotel Website. In Vietnam, there are over 3,500 hotels and 400 tour companies to be promoted worldwide via the internet to generate online sales throughout the Country of Vietnam.

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

The Company impaired $155,439 for the year ending April 30, 2007, leaving a net balance of zero. The Company receives 50% commissions from all hotel reservations. BVNI and Hotels.vn are continuing to sign up 1 and 2 star hotels in Vietnam under 3 year contracts.

-  8 -

Business.VN, Inc. (Formerly WorldTradeShow.com, Inc.)
(A Development Stage Company)
Notes to Condensed Financial Statements
October 31, 2007

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

Business.com.vn Asset Purchase

On March 26, 2007 the Company has acquired a database of 300,000 Vietnamese companies, marketing software, trademarks and intellectual property. The Company is planning to build a directory of companies from the database. BVNI will offer to companies on the database many different options to market themselves on and offline. BVNI plans to offer domain registration, website development, and online marketing expertise to help the Vietnamese companies market themselves individually and or on the BVNI web portal via advertisements and sponsorships. The directory, once completed will give all the companies on the database online exposure to the world for the very first time. Currently, over 95% of Vietnamese companies do not have a web presence. The company plans on focusing its business plan inside and outside Vietnam. Upon initial funding, the company will open up offices in Ho Chi Minh and Hanoi City and hire sales marketing, web designers and customer service agents. The Company issued 4,423,077 restricted shares as well as a convertible note with a face value $100,000 which became due September 28, 2007 (see Note 6). The Company recorded $1,250,000 as intangible asset. As of the date of this report, this convertible note has not been paid or converted and is incurring 8% interest from the due date.

Summary of Intangible assets is as follows:

Licenses:	Purchase Price	Amortization/ Impairment	Net Value

Business.com.vn Trademark	$1,250,000	$-	$1,250,000
Business.com License Agreement	$450,000	$450,000	$-

Total Intangible Assets	$1,700,000	$450,000	$1,250,000

3.  PROVISION FOR INCOME TAXES

As of October 31, 2007, the Company has a federal net operating loss carry forwards of $7,779,227 that can be utilized to reduce future taxable income. The net operating loss carry forward will expire through 2027 if not utilized. Utilization of the net operating loss and tax credit carry forward may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carry forwards before utilization. The Company has provided a full valuation allowance on the deferred tax asset because of uncertainty regarding realize ability.

4.  MAJOR CUSTOMER AND SEGMENT INFORMATION

The Company currently operates solely in one industry segment: the marketing and support of its hotel reservations system in Vietnam. No one customer accounted for approximately 5% of gross revenues for the period ending October 31, 2007 and 2006. The Company has no operations or assets located outside of the United States. The Company's commission's revenue is concentrated in the Vietnam Hotel reservations system, creating a risk of concentration associated with the revenue of a single service and limited customer base. The loss of this single market could cause severe damage to the Company's financial future.

-  9 -

Business.VN, Inc. (Formerly WorldTradeShow.com, Inc.)
(A Development Stage Company)
Notes To Condensed Financial Statements
October 31, 2007

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

Executive Employment Agreement

Mr. Silverman has entered into a one year Executive Employment Agreement on August 1, 2007 in which he has a base Salary of $180,000. Further the company is to review his contract once the Company has executed its business plan and has commenced normal business activity.

Unpaid Consulting Fees / Advances from Related Parties

As of October 31, 2007 and April 30, 2007, the Company has unpaid consulting fees to officers / directors of approximately $1,085,509 and $ 996,009 respectively. $ 1,034,509 of these fees currently bears interest at a rate of 12 percent. As of October 31, 2007 and April 30, 2007, accrued interests on these fees were approximately $ 83,004 and $21,971, which is included in due to related parties.

As of October 31, 2007 and April 30, 2007, the Company has unpaid fees to Hi Tek of approximately $628,533 and $ 412,550 respectively. These unpaid fees currently bear interest at a rate of 10 percent. As of October 31, 2007 and April 30, 2007, accrued interests on these fees were approximately $ 47,556 and $19,007, which is included in due to related parties.

As of July 1, 2002, the Company has a convertible note with the face value of $180,000 from a former officer and Board member. This note currently bears interest at a rate of 12 percent. As of October 31, 2007 and April 30, 2007, accrued interest on this note was $120,144 and $102,600 respectively, which are included in due to related parties.

As of July 1, 2003, the Company has two convertible notes with the face value of $1,050,000 ($525,000 respectively) from a former officer and a current officer. These notes currently bear interest at a rate of 12 percent. As of October 31, 2007 and April 30, 2007, accrued interest on these notes was $557,984 and $465,060, respectively, which are included in due to related parties.

These notes were payable July 1, 2007 at which point the Company anticipates it will be able renegotiate the terms of the payments and all monies owed to the related parties. We are expecting close on negotiations in December, 2007.

Business.VN, Inc. (Formerly WorldTradeShow.com, Inc.)
(A Development Stage Company)
Notes To Condensed Financial Statements
October 31, 2007

5.  RELATED PARTY TRANSACTIONS (continued)

Summary of the related party expenses during the six month period ended October 31, 2007 and 2006

October 2007

Account name	Hi Tek	Sheldon Silverman	Carlos Rosette	Robert Malasek	Total

General and administrative expense	$188,800	$-	$-	$-	$188,800
Consulting services	-	90,000	10,500	21,000	121,500

Total	$188,800	$90,000	$10,500	$21,000	$310,300

October 2006

Account name	Hi Tek	Sheldon Silverman	Carlos Rosette	Total

General and administrative expense	$153,300	$-	$-	$153,300
Consulting services	-	90,000	19,500	109,500

Total	$153,300	$90,000	$19,500	$262,800

Summary of related parties balances as of October 31, 2007 and April 30, 2007 are as follows:

October 2007

Account name	Hi Tek	Sheldon Silverman	Lee Johnson	Thomas Johnson	Golden Treasures	Carlos Rosette	Total

Due to Related Parties	$676,089	$1,162,898	$512,599	$120,144	$40,000	$-	$2,511,730
Accrued liabilities	-	-	-	-	-	51,000	51,000
Convertible Notes	-	525,000	525,000	180,000	-	-	1,230,000

Total	$676,089	$1,687,898	$1,037,599	$300,144	$40,000	$51,000	$3,792,730

April 2007

Account name	Hi Tek	Sheldon Silverman	Lee Johnson	Thomas Johnson	Golden Treasures	Carlos Rosette	Total

Due to Related Parties	$431,557	$991,037	$439,336	$115,074	$40,000	$-	$2,017,004
Accrued liabilities	-	-	-	-	-	40,500	40,500
Convertible Notes	-	525,000	525,000	180,000	-	-	1,230,000

Total	$431,557	$1,516,037	$964,336	$295,074	$40,000	$40,500	$3,287,504

Business.VN, Inc. (Formerly WorldTradeShow.com, Inc.)
(A Development Stage Company)
Notes To Condensed Financial Statements
October 31, 2007

6.  CONVERTIBLE NOTES

The Company has the following notes outstanding:

	October 31, 2007	April 30, 2007

Convertible note related party with 12% interest	$1,230,000	$1,230,000
Convertible Note 8% interest from September 28, 2007	100,711	100,000

Total	$1,330,711	$1,330,000
Less: Beneficial Conversion Feature	-	(21,801)

Net	$1,330,711	$1,308,199

The related party convertible notes totaling $1,230,000 have interest accrued thereon of $ 678,128 and 567,660 as of October 31, and April 30, 2007, the notes convert at $0.33 and accrue interest at the rate of 12% per annum the notes were originally due July 2003, the creditors have agreed to hold the notes on a year to year basis and are currently convertible into 3,727,273 shares of common stock at the option of the holders.

On March 26, 2007 the company issued a convertible note for $100,000 as part of an asset purchase agreement (See Note 2). The note has interest of $711 accrued as of October 31, 2007, accrues interest of 8% from September 26, 2007. The conversion price is at $0.26 and converts into 387,350 shares.

On July 25, 2007 the company issued a convertible note for $12,500. The note bears 8% interest and matures on October 31, 2007 and convertible at $0.20. The note has been converted into 66,719 shares on October 31, 2007.

On August 13, 2007 the company issued a convertible note for $15,000. The note bears 8% interest and matures on October 31, 2007 and convertible at $0.20. The note has been converted into 78,403 shares on October 31, 2007.

On August 16, 2007 the company issued a convertible note for $5,000. The note bears 8% interest and matures on October 31, 2007 and convertible at $0.20. The note has been converted into 28,274 shares on October 31, 2007.

On September 17, 2007 the company issued two convertible notes for a total of $10,000. The notes bear 8% interest and mature on October 31, 2007 and convertible at $0.40. The notes have been converted into 26,897 shares on October 31, 2007.

On September 14, 2007 the company issued a convertible note for $6,000. The note bears 8% interest and matures on October 31, 2007 and convertibles at $0.40. The note has been converted into 16,013 shares on October 31, 2007.

Business.VN, Inc. (Formerly WorldTradeShow.com, Inc.)
(A Development Stage Company)
Notes To Condensed Financial Statements
October 31, 2007

7.  MARKETING AND DISTRIBUTION AGREEMENTS

Partnership with DotVN

In May 2003, the Company announced a partnership with Dot.vn, Inc. the official online Vietnamese domain name registration company. The Company is considered a re-seller of domain names, BVNI will receive a commission for each domain name set up via the Companies web portal.

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

9.  AGREEMENTS

On September 11, 2007, Business.vn entered into a Consulting Agreement (the "Agreement") with IR.VN, LLC ("Consultant"), for the provision of investor relation services. The Agreement, with a one year term, provides for compensation of $60,000 cash per year plus 250,000 common shares of the Company's stock, and also grants Consultant an option to purchase an additional 200,000 shares of the Company's common stock at a purchase price of $0.50 per share for three years.

Business.VN, Inc. (Formerly WorldTradeShow.com, Inc.)
(A Development Stage Company)
Notes To Condensed Financial Statements
October 31, 2007

10.  WARRANTS, OPTIONS AND STOCK BASED COMPENSATION

On September 11, 2007, the Company issued 200,000 options with an estimated value of $ 91,259 to a IR.vn, LLC (See Note 9). The Company has recorded the options as deferred compensation and has a remaining balance of $79,852. The options have an exercise price of $0.50 per share, vest at the time of issuance September 11, 2007 and expire in three years. The Company has recorded consulting fees relating to these options of $11,407 during this quarter. As of the date of this report, 200,000 options have vested and no options have yet been exercised.

The fair value of these options was estimated at the date of grant using the Black-Scholes Option Pricing Model with dividend yield of 0%; expected volatility of 120%; risk-free interest rate of 4.07%; and expected life of three years.

A summary of stock option and warrant activity for all plans follows:

Outstanding Options	Options Outstanding	Warrants Outstanding	Exercise Price
Granted	200,000		$0.50
Exercised	-	-
Canceled	-	-
Balance, April 30, 2007	200,000	-	$0.50

Following is a summary of the status of fixed options and warrants outstanding at October 31, 2007:

Outstanding Options and Warrants				Exercisable Options and Warrants

Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$.0.50	200,000	2.8	$ 0.50	200,000	$ 0.50

11.  GOING CONCERN

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

Capital raising efforts may be influenced by factors outside of the control of the Company, including, but not limited to, capital market conditions. During the period ended October 31, 2007 the Company borrowed cash through the issuance of equity and debt/equity securities totaling $ 48,500. The Company is in various stages of finalizing implementation strategies on a number of services and is actively attempting to market its services nationally in Vietnam. As a result of capital constraints it is uncertain when it will be able to start its websites to utilize the available licenses.

Business.VN, Inc. (Formerly WorldTradeShow.com, Inc.)
(A Development Stage Company)
Notes To Condensed Financial Statements
October 31, 2007

12.  STOCK TRANSACTIONS

On August 16, 2007 the Company issued 26,000 restricted shares at $0.24 to Jon Hollman as part of his compensation according to his consulting agreement in the amount of $ 6,240.

On September 11, 2007 the Company issued 100,000 restricted shares at $0.50 to IR.VN as part of a consulting agreement regarding financing in the amount of $ 50,000.

On October 31, 2007 the Company issued 173,396 restricted shares at 0.20 to convertible note holders in the amount of $ 34,679.

On October 31, 2007 the Company issued 42,911 restricted shares at 0.40 to convertible note holders in the amount of $ 17,164.

12.  STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of October 31, 2007:
Common stock, $0.001 par value: 400,000,000 shares authorized: 47,853,670 shares issued and outstanding.
Preferred stock, $0.001 par value: 100,000,000 shares authorized: 0 share issued and outstanding.

13.  SUBSEQUENT EVENT

On November 26, 2007, the Company and Business.com.vn,Co., Ltd. a company existing under the laws of Vietnam ("BCVN"),entered into a letter of intent agreement to acquire certain assets from BCVN (the "Asset Purchase Agreement"), consisting of intellectual property, domain names, a data base of 4,500 Vietnam Hotels in 64 provinces, over 200 contracts with Vietnam Hotels, and software. The Asset Purchase Agreement provides that in connection of the transfer of certain assets, the Company shall issue to BCVN 1,363,571 shares of the Company's restricted common stock. Additionally, the Company shall execute a convertible promissory note (the "Note") in the amount of Four Hundred Seventy-Seven Thousand Two Hundred-Fifty Dollars and No Cents ($477,250.00). The principal and any interest under the Note is due and payable one year from the date and closing, and such Note may be converted into that number of shares of the Company's common stock at a per share price of $0.35 per share. Closing on this letter of intent takes place on February 29, 2008.

On November 26, 2007 the Company issued 51,000 restricted shares at $1.00 to Carlos Rosetti as payment for his unpaid fees as a director of the Company through August 2007 in the amount of $ 51,000.

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

BVNI has begun redesigning the new Business.vn website and launched the corporate new website on Oct 31, 2007. The company has begun to evaluate the 300,000 Vietnamese business database and has started a new business plan. The Company is receiving two to three software quotations to build out the search engine business directory. A final decision will be made at the end of the next quarter. BVNI will continue to market Hotels.vn. Our target alliances and affiliates will be companies working in travel tourism in Asia and Latin America, including American and European travel and tourism Companies. Users are now able to make reservations for hotels via www.Hotels.vn.

BVNI

Use of Proceeds of $2,200,000 USD:
Operations USA:	$600k
Business directory Software	$200k
Vietnam Expansion:	$400k
Marketing online:	$500k
Marketing offline:	$500k

As of October 31, 2007 we have expended $100,000 of the $2,200,000. BVNI has expended the initial funds on USA operations.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDING OCTOBER 31, 2007 AS COMPARED TO THREE MONTH PERIOD ENDING OCTOBER 31, 2006

The Company had gross revenues totaling $2,619 for the period ended October 31, 2007, compared with $0 in gross revenues for the same period ending October 31, 2006. The Company started to receive revenues from its efforts in signing up hotels to their reservations website Hotels.vn. Currently this is the Company's only revenue source, which was offset with the licensing cost until April 30, 2007. For the three months ended October 31, 2006, revenue of $ 949 was offset with the licensing cost. The Company experienced a net loss of $386,397 for the period ended October 31, 2007, compared with a net loss of $177,449 for the same period ended October 31, 2006. This represents an increase of $208,948 or 117.8% from the prior year. the increase in net loss is attributable to the increase in consulting fees of $79,372,an increase in Professional fees of 32,255, interest expense of $139,333 , combined with the decrease in depreciation and amortization of $36,598. and a decrease in administrative expenses of $4,880.

Consulting fees totaled $91,852 for the period ended October 31, 2007, compared with $12,480 for the same period ending October 31, 2006. This represented an increase of $79,372 or 636.0% from the prior year. Marketing and advertising cost totaled $ 75,750 for the period ended October 31, 2007, compared to $74,265 for the same period ending October 31, 2006. This represents an increase of 1,485 or 2%. Professional fees totaled $ 43,385 for the period ended October 31, 2007, compared to $11,130 for the same period ending October 31, 2006. This represents an increase of 32,255 or 289.8% Other administrative expenses incurred by the Company were $17,989 for the period ended October 31, 2007, compared with $22,869 for the same period ended October 31, 2006. This represented a decrease of $4,880 or 21.3% from the prior year. Interest expense totaled $ 151,940 for the period ended October 31, 2007, compared to $12,607 for the same period ending October 31, 2006. This represents an increase of 139,333 or 1,105.2%. The increase in the interest expense is due to that the Company was unable to negotiate a waiver of the interest incurred this year combined with the expense of the convertible debt features.

SIX MONTH PERIOD ENDING OCTOBER 31, 2007 AS COMPARED TO SIX MONTH PERIOD ENDING OCTOBER 31, 2006

The Company had gross revenues totaling $5,008 for the period ended October 31, 2007, compared with $0 in gross revenues for the same period ending October 31, 2006. The Company started to receive revenues from its efforts in signing up hotels to their reservations website Hotels.vn. Currently this is the Company's only revenue source, which was offset with the licensing cost until April 30, 2007. . For the six months ended October 31, 2006, revenue of $ 2,200 was offset with the licensing cost. The Company experienced a net loss of $679,435 for the period ended October 31, 2007, compared with a net loss of $407,434 for the same period ended October 31, 2006. This represents an increase of $272,001 or 66.8% from the prior year. A substantial portion of the increase in net loss is attributable to the increase in consulting fees, of $94,923, administrative expenses of $5,855,interest expense of 175,855, professional fees of $39,490 combined with a decrease in depreciation and amortization of $75,458.

Consulting fees totaled $162,653 for the period ended October 31, 2007, compared with $67,730 for the same period ending October 31, 2006. This represented an increase of $94,923 or 140.1% from the prior year. Marketing and advertising cost totaled $ 161,910 for the period ended October 31, 2007, compared to $126,165 for the same period ending October 31, 2006. This represents an increase of $35,745 or 28.3%. Professional fees totaled $ 64,490 for the period ended October 31, 2007, compared to $25,000 for the same period ending October 31, 2006. This represents an increase of $39,490 or 158.0%. Other administrative expenses incurred by the Company were $35,515 for the period ended October 31, 2007, compared with $29,660 for the same period ended October 31, 2006. This represented an increase of $5.855 or 19,7% from the prior year. The increases in marketing and general expenses is reflective of the Company's efforts to expand its revenue stream. Interest expense incurred by the Company were $244,276 for the period ended October 31, 2007, compared with $68,421 for the same period ended October 31, 2006. This represented an increase of $175,855 or 257.0% from the prior year. The increase in the interest expense is due to that the Company was unable to negotiate a waiver of the interest incurred this year combined with the expense of the convertible debt features.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2007, the Company had cash of $856, current liabilities of $3,972,684 and no long term liabilities. We anticipate that current operations will continue to be funded by shareholder loans or debt from majority shareholder, Hi-Tek, until revenue from operations can sustain the cash flow requirements of the Company.

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

Hotels.vn is the only hotel web portal that is officially recognized by Vietnam National Administration of Tourism (VNAT), the governmental agency exercising the state management function over tourist operations and activities throughout Vietnam. VNAT has full control over business development and planning, public relations, personnel training, research, and overseeing the implementation of policies and regulations in the tourism sector. According to VNAT's latest tourism statistics, the number of international visitors to Vietnam exceeded 3.5 million visitors in 2006 according to Pham Tu, vice chairman of the Vietnam National Administration of Tourism higher than those in the same period of year 2005. It grossed $3.2 billion in revenues, a 42 percent increase over the previous year. VNAT expects the tourism industry to grow by 18.5% in 2007 and Vietnam expects 4.3 million international visitors for 2007 compared to 3.6 million in 2006.

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

PURCHASES OR SALES OF PLANT AND SIGNIFICANT EQUIPMENT

None

EMPLOYEES AND CONSULTING AGREEMENTS

BVNI currently has no employees, other than its officers and directors, who devote their time as required to its operations. As of October 31, 2007 and April 30, 2007, BVNI has unpaid consulting fees of approximately $1,085,509 and $996,009, respectively. Two of the unpaid consulting fees bears interest at 12 percent. As of October 31, 2007 accrued interest on these unpaid fees was approximately $83,004. These consulting fees are payable on demand as they have been in default since July 2004. The Company has so far been able to renegotiate the terms of the payments and all monies owed to the parties. The term of Mr. Silverman's agreement commenced on August 1, 2007 and ends on July 31, 2008 and provides for compensation of $15,000 per month for his services. The term of Mr. Rosette's agreement ended on August 31, 2007. As of the date of this report Mr. Rosette is a member of the Board of Directors but no further compensation package has been agreed on. On March 10, 2007 the Company entered into a six month consulting agreement with Mr. Malasek and provides for compensation of $3,500 per month for his services.

GOING CONCERN

BVNI has experienced recurring losses, has a working capital deficiency of $3,861,285 and an accumulated deficit of $7,779,227 as of October 31, 2007. These factors, among others raise substantial doubt as to its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS RELATED TO AN INVESTMENT IN BUSINESS.VN, INC. STOCK

Some of the statements in this report or incorporated by reference are forward-looking, including, without limitation, the statements under the caption "Management's Discussion and Analysis or Plan of Operation". Forward-looking statements include those that contain words like "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "maintain," "continue" and variations of these words or comparable words. In addition, all of the non-historical information herein is forward-looking, including any statement or implication about a future time, result or other circumstance. Forward-looking statements are not a guarantee of future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward-looking statements suggest for various reasons. These forward-looking statements are made only as of the date of this report. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. (Note: The statutory safe harbors of the Private Securities Litigation Reform Act will not be available to us until such time as we become a reporting company).

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

ITEM 3.

(a) Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of October 31, 2007 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i)is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over financial reporting

Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended October 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II

ITEM 1.  LEGAL PROCEEDINGS

          None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 16, 2007 the Company issued 26,000 restricted shares at $0.24 to Jon Hollman as part of his compensation according to his contract in the amount of $ 6,240.

On September 11, 2007 the Company issued 100,000 restricted shares at $0.50 to IR.vn as part of a contract in the amount of $ 50,000.

On October 31, 2007 the Company issued 173,396 restricted shares @ 0.20 to convertible note holders in the amount of $ 34,679.

On October 31, 2007 the Company issued 49,211 restricted shares @ 0.40 to convertible note holders in the amount of $ 17,164.

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

Date: December 14, 2007	BUSINESS.VN, INC.

By: /S/ Sheldon Silverman Sheldon Silverman Chief Executive Officer, and Chairman of the Board

Date: December 14, 2007	BUSINESS.VN, INC

By: /S/ Robert T Malasek Robert T Malasek Chief Financial Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date
/S/ Sheldon Silverman Sheldon Silverman	Chief Executive Officer, and Chairman of the Board	December 14, 2007

	Title	Date
/S/ Robert T Malasek Robert T Malasek	Chief Financial Officer	December 14, 2007