Form 10QSB
period 2008-01-31
BUSINESS.VN, INC.
filed 2008-03-14
CIK 1084370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934. For the quarterly period ended January 31, 2008

[ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission file number 000-1084370

BUSINESS.VN,INC. (FORMERLY WORLDTRADESHOW.COM, INC.) (Name of small business issuer in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	88-0355407 (IRS Employer identification No.)

9449 Balboa Ave, Suite 103, San Diego, California 92123 (Address of principal executive office) (Zip Code)

Registrant's telephone number including area code: (888)566-9879

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
Yes [ ] No [X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date. As of March 10, 2008 the Company had issued and outstanding 47,904,670 shares of $.001 par value common stock.

INDEX

PART I	FINANCIAL INFORMATION	3

ITEM 1.	Financial Statements	3
	Balance Sheets as of January 31, 2008 (unaudited) and April 30, 2007	3
	Statements of Operations for the Three Months Ended January 31, 2008 and 2007 (unaudited), and the Nine Months Ended January 31, 2008 and 2007 (unaudited) and cumulative from inception (September 15, 1995 - January 31, 2008)	4
	Statements of Cash Flows for the Nine Months Ended January 31, 2008 and 2007 (unaudited) and cumulative from inception (September 15, 1995-January 31, 2008)	5
	Notes to Condensed Financial Statements	6

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3.	Controls and Procedures	16

PART II

ITEM 1.	Legal Proceedings	17

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

ITEM 3.	Defaults on Senior Securities	17

ITEM 4.	Submission of Matters to a Vote of Security Holders	17

ITEM 5.	Other Information	17

ITEM 6.	Exhibits	17

	SIGNATURES	18

PART I
     ITEM 1. FINANCIAL STATEMENTS

Business.vn,Inc. (Formerly WorldTradeShow.com, Inc. (A Development Stage Company) Balance Sheets

	January 31, 2008	April 30, 2007

	(unaudited)

ASSETS

Current assets
Cash	$7,155	$223
Accounts receivable	19,083	8,354
Prepaid Expenses	-	20,000

Total Current Assets	26,238	28,577

Goodwill	-	-
Intangibles, net of accumulated amortization and impairment of $ 750,000, in 2008 and 2007, respectively	1,250,000	1,250,000

Total assets	$1,276,238	$1,278,577

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable	$31,444	$2,166
Due to related parties	4,151,480	2,017,004
Accrued liabilities	-	70,500
Convertible note, net of discount of 0 and $21,801	-	1,308,199

Total current liabilities	4,182,924	3,397,869

Due to shareholders	-	-
Long-term liabilities	-	-

Total liabilities	4,182,924	3,397,869

Shareholders' deficit
Preferred stock; $0.001 par value; 100,000,000 shares authorized none issued and outstanding	-	-
Common stock; $0.001 par value; 400,000,000 shares authorized 42,904,670 and 47,511,363 shares issued and outstanding as of January 31, 2008 and April 30, 2007, respectively	47,905	47,511
Additional paid-in capital	5,109,574	4,932,989
Deferred compensation	-	-
Foreign currency translation	-	-
Deficit accumulated during the development stage	(8,064,165)	(7,099,792)

Total shareholders' deficit	(2,906,686)	(2,119,292)

Total liabilities and shareholders' deficit	$1,276,238	$1,278,577

The accompanying notes are an integral part of these financial statements.

-  3 -

Business.vn,Inc. (Formerly WorldTradeShow.com, Inc.) (A Development Stage Company) Statements of Operations

	Three Months Ended Janunary 31,		Nine Months Ended January 31,		Cumulative from inception (September 15, 1995 to January 31, 2008)

	2008	2007	2008	2007

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$5,719	$3,904	$10,727	$3,904	$122,988
Cost of Sales	-	-	-	-	158,143

Gross profit	5,719	3,904	10,727	3,904	(35,155)

General and administrative expenses:
Consulting fees	83,102	70,670	245,755	138,400	3,506,081
Depreciation and amortization	-	57,756	-	133,213	65,687
Marketing and promotion	23,390	89,200	185,300	215,365	1,076,632
Office and rent	9,300	7,500	24,900	22,500	390,229
Professional fees	68,500	20,400	132,990	45,400	429,867
Other administrative expenses	17,641	17,688	53,156	47,349	863,074
Impairment on intangible assets	-	-	-	-	706,923

Total general and administrative expenses	201,933	263,214	642,101	602,227	6,955,391

Other Income & (Expenses)
Other income (debt forgivness)	-	-	-	-	(26,830)
Interest expense	(88,724)	(16,445)	333,000	(84,866)	(1,046,790)

Net Loss	$(284,939)	$(275,756)	$(964,374)	$(683,190)	$(8,064,165)

Loss per common share:
Basic			$(0.02)	$(0.02)

Weighted average shares outstanding
Basic			47,865,003	37,710,506

The accompanying notes are an integral part of these financial statements.

-  4 -

Business.vn,Inc. (Formerly WorldTradeShow.com,Inc.) (A Development Stage Company) Statement of Cash Flows (unaudited)

	Period Ending		Cumulative from inception (September 15, 1995) to January 31, 2008

	January 31, 2008	January 31, 2007

Cash flows from operating activities:
Net loss	$(964,374)	$(683,190)	$(8,064,165)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	-	116,580	182,267
Stock options /interest/amortization of net discount	255,607	-	724,420
Impairment	-	-	569,561
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(10,729)	(4,439)	(10,729)
(Increase) decrease in prepaid expenses	20,000	-	20,000
Increase (decrease) in accounts payable	29,278	(2,875)	31,444
Increase (decrease) in accrued liabilities	(70,500)	(1,487,151)	-

Net cash provided by (used in) operating activities	(740,718)	(2,061,075)	(6,525,744)

Cash flows from investing activities:
Purchase of equipment	-	-	(10,087)
Acquisition of intellectual property (in-kind)	-	-	(1,200,000)

Net cash (used) provided by operating activities	-	-	(1,210,087)

Cash flows from financing activities:
Common stock issued for cash	-	-	686,950
Share issuance costs	-	-	(45,000)
Settlement of debt and intellectual property (in-kind)	-	-	48,500
Settlement of obligation to issue capital stock	-	1,590,375	2,127,731
Reduction of long-term liabilities	-	-	(481,172)
Proceeds from demand notes payable	48,500	-	196,169
Due to related parties	699,150	474,578	5,209,808

Net cash provided by financing activities	747,650	2,064,953	7,742,986

Net increase (decrease) in cash	6,932	3,878	7,155

Cash, beginning of the period	223	683	-

Cash, end of the period	7,155	4,561	7,155

Non-cash investing and financing activities:
Debt issued for marketing license agreement	$-	$-	$450,000
Other income	-	-	235,813
Stock options Issued	91,529	-	179,930
Common stock issued for license fee - HiTek Multimedia	15,600	-	275,000
Common stock issued for acquisition of Dudesmart.com	-	-	264,000
Common stock issued in exchange for intellectual property	-	-	55,600
Common stock issued in exchange for debt	107,240	1,590,367	399,013

Supplemental cash flow disclosure:
Interest paid	$2,692	$-	$15,192
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

-  5 -

Business.VN, Inc. (Formerly WorldTradeShow.com, Inc.)
(A Developmental Stage Company)
Notes To Condensed Financial Statements
January 31, 2008

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments (consisting of only normal and recurring adjustments) necessary to present fairly the financial position of Business.VN, Inc. (formerly WorldTradeShow.com, Inc.) ("Business.VN, "BVNI" or the "Company"), as of January 31, 2008, and the results of its operations and cash flows for the nine-month period ended January 31, 2008 and 2007. The results of operations for such interim periods are not necessarily indicative of the results for a full year. The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting and with instructions to Form 10-QSB and, accordingly, do not include all disclosures required by accounting principles generally accepted in the United States of America. The condensed financial statements should be read in conjunction with the audited financial statements and the notes to the audited financial statements included in the Company's Form 10-KSB registration report for the period ending April 30, 2007 filed with the Securities and Exchange Commission.

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

-  6 -

Business.VN, Inc. (Formerly WorldTradeShow.com, Inc.)
(A Developmental Stage Company)
Notes To Condensed Financial Statements
January 31, 2008

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

Currently, Hotels.vn has contracts with over 250 2-5 star hotels in Vietnam. We have contracted with over 90% of the 3-5 star hotels in Vietnam - the 2 star hotel signing is ongoing. Hotels.vn has been featured on Vietnamese television during a news television program, and has received an award from the Ministry of Trade in Vietnam. The Company will penetrate the market only with more sales and marketing staff once further funding is achieved.

Business.com.vn Asset Purchase

On March 26, 2007 the Company acquired a database of 300,000 Vietnamese companies, marketing software, trademarks and intellectual property. The Company is planning to build a directory of companies from the database. BVNI will offer to companies on the database many different options to market themselves on and offline. BVNI plans to offer domain registration, website development, and online marketing expertise to help the Vietnamese companies market themselves individually and or on the BVNI web portal via advertisements and sponsorships. The directory, once completed will give all the companies on the database online exposure to the world for the very first time. Currently, the vast majority of Vietnamese companies do not have a web presence. The company plans on focusing its business plan inside and outside Vietnam. Upon initial funding, the company plans to open offices in Ho Chi Minh and Hanoi City and hire sales marketing, web designers and customer service agents. The Company issued 4,423,077 restricted shares as well as a convertible note with a face value $100,000 which became due September 28, 2007 (see Note 6). The Company recorded $1,250,000 as intangible asset. As of the date of this report, this convertible note has not been paid or converted and is incurring 8% interest from the due date.

Summary of Intangible assets is as follows:

Licenses:	Purchase Price	Amortization/ Impairment	Net Value

Business.com.vn Trademark	$1,250,000	$-	$1,250,000
Business.com License Agreement	$450,000	$450,000	$-

Total Intangible Assets	$1,700,000	$450,000	$1,250,000

3.  PROVISION FOR INCOME TAXES

As of January 31, 2008 the Company has a federal net operating loss carry forwards of $8,064,165 that can be utilized to reduce future taxable income. The net operating loss carry forward will expire through 2027 if not utilized. Utilization of the net operating loss and tax credit carry forward may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carry forwards before utilization. The Company has provided a full valuation allowance on the deferred tax asset because of uncertainty regarding realize ability.

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

Business.VN, Inc. (Formerly WorldTradeShow.com, Inc.)
(A Developmental Stage Company)
Notes To Condensed Financial Statements
January 31, 2008

5.  RELATED PARTY TRANSACTIONS

Professional Services Agreement with Hi-Tek

The Company entered service agreement with Hi-Tek to design, program, produce and implement the following:
•	Corporate and promotional web sites.
•	Initial module of the Business reservation engine.
•

Preliminary offline and online marketing plan, including designing and producing all supporting marketing and promotional materials (CD-ROM, media kit, web slide presentation and corporate literature).

•	Consult with the management of the company on an as needed basis.

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

Unpaid Consulting Fees / Advances from Related Parties

As of January 31, 2008 the Company has unpaid consulting fees to officers / directors of approximately $2,096,975, which currently bears interest at a rate of 12 percent per annum.

As of January 31, 2008 the Company has unpaid fees to Hi Tek of approximately $824,505. These unpaid fees currently bear interest at a rate of 10 percent per annum

As of July 1, 2002, the Company has a convertible note with the face value of $180,000 from a former officer and Board member. This note currently bears interest at a rate of 12 percent per annum.

As of July 1, 2003, the Company has two convertible notes with the face value of $1,050,000 ($525,000 respectively) from a former officer and a current officer. These notes currently bear interest at a rate of 12 percent per annum.

These notes were payable July 1, 2007 at which point the Company anticipates it will be able renegotiate the terms of the payments and all monies owed to the related parties. We are expecting close on negotiations in the second quarter of 2008.

The related party convertible notes were originally due July 2003, the creditors have agreed to hold the notes on a year to year basis and are currently convertible into 3,727,273 shares of common stock at the option of the holders.

-  8 -

Business.VN, Inc. (Formerly WorldTradeShow.com, Inc.)
(A Developmental Stage Company)
Notes To Condensed Financial Statements
January 31, 2008

6.  MARKETING AND DISTRIBUTION AGREEMENTS

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

7.  BASIC AND FULLY DILUTED LOSS PER COMMON SHARE:

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

8.  AGREEMENTS

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

-  9 -

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

Currently, the Company has over 250 hotels listed on Hotels.vn, including over 90% of the 3-5 star hotels in Vietnam. The 2 star hotel signing is ongoing. Hotels.vn has been featured on Vietnamese television during a news television program, and has received an award from the Ministry of Trade in Vietnam. Hotels.vn was awarded the number one e-commerce travel tourism website and was ranked 13th overall in the Country of Vietnam in 2005. We expect to penetrate the hotel market with further funding for marketing in and out of Vietnam.

BVNI has begun redesigning the new Business.vn website and launched its new corporate website on Oct 31, 2007. The company has begun to evaluate the 300,000 Vietnamese business database and has started a new business plan. The Company is receiving two to three software quotations to build out the search engine business directory. A final decision will be made at the end of the next quarter. BVNI will continue to market Hotels.vn. Our target alliances and affiliates will be companies working in travel tourism in Asia and Latin America, including American and European travel and tourism Companies. Users are now able to make reservations for hotels via www.Hotels.vn.

BVNI

Use of Proceeds of $2,200,000 USD:
Operations USA:	$600k
Business directory Software	$200k
Vietnam Expansion:	$400k
Marketing online:	$500k
Marketing offline:	$500k

As of January 31, 2008 we have expended $100,000 of the $2,200,000. BVNI has expended the initial funds on USA operations.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDING JANUARY 31, 2008 AS COMPARED TO THREE MONTH PERIOD ENDING JANUARY 31, 2007

The Company had gross sales totaling $5,719 for the period ended January 31, 2008, compared with $3,904 in gross sales for the same period ending January 31, 2007. The Company started to receive revenues from its efforts in signing up hotels to their reservations website Hotels.com.vn. Currently this is the Company's only revenue source, which were offset against the licensing cost. The Company experienced a net loss of $284,939 for the period ended January 31, 2008, compared with a net loss of $275,756 for the same period ended January 31, 2007.

Consulting fees totaled $83,102 for the period ended January 31, 2008, compared with $70,670 for the same period ending January 31, 2007. This represented a increase of $12,432 from the prior year. Marketing and advertising cost totaled $23,390 for the period ended January 31, 2008, compared to $89,200 for the same period ending January 31, 2007 Other administrative expenses incurred by the Company were $17,641 for the period ended January 31, 2008, compared with $17,688 for the same period ended January 31, 2007.

NINE MONTH PERIOD ENDING JANUARY 31, 2008 AS COMPARED TO THREE MONTH PERIOD ENDING JANUARY 31, 2007

The Company had gross sales totaling $10,727 for the period ended January 31, 2008, compared with $3,904 in gross sales for the same period ending January 31, 2007. The Company started to receive revenues from its efforts in signing up hotels to their reservations website Hotels.com.vn. Currently this is the Company's only revenue source, which was offset against the licensing cost. The Company experienced a net loss of $964,374 for the period ended January 31, 2008, compared with a net loss of $683,190 for the same period ended January 31, 2007.

Consulting fees totaled $245,755 for the period ended January 31, 2008 compared with $138,400 for the same period ending January 31, 2007. Marketing and advertising cost totaled $185,300 for the period ended January 31, 2008, compared to $215,365 for the same period ending January 31, 20067 Other administrative expenses incurred by the Company were $53,156 for the period ended January 31, 2008, compared with $47,349 for the same period ended January 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of January 31, 2008, the Company had cash of $7,155 current liabilities of $4,182,924 and no long-term liabilities. We anticipate that current operations will continue to be funded by shareholder loans or debt from our primary vendor and majority shareholder, Hi-Tek, until revenue from operations can sustain the cash flow requirements of the Company. We plan on signing a renewal of our service agreement with Hi-Tek to run for an additional 12 months through 2008, which provides for the payment of our monthly operating expenses and will allow us to operate without additional funding for the next twelve months.

RESEARCH AND DEVELOPMENT ACTIVITIES

none

PATENTS, LICENSES, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

Business.VN's Partners & Strategic Alliances

Hi-Tek.

Hi-Tek , BVNI's largest shareholder, is a private corporation with offices in San Diego, U.S.A., Tijuana, Mexico, and Hanoi and Ho Chi Minh City in Vietnam. This world-class technology company has been a leading visionary in providing Internet services and multimedia productions since 1992. Through strong values and technological performance, Hi-Tek has formed strong alliances with and obtained the cooperation of major Vietnamese ISP's (Internet Service Providers) such as Netsoft, VDC, and FPT, in order to commercialize Vietnam's Internet services.

Hi-Tek (www.Hi-Tek.com) employs the latest Internet technologies to market and manage .VN domain name registration, website design/hosting, email systems, e-commerce and e-marketing to Vietnam, and the rest of the world, for the first time.

Hi-Tek, Inc., staffed with highly experienced graphic designers, programmers, network engineers and web marketing specialists, has produced effective, engaging and result-oriented communication products on CD-ROM and DVD, and enhanced internet website content for Fortune 500 companies worldwide.

Business.com.vn:

Business.com.vn (www.Business.com.vn) is a leading Vietnamese internet technology and marketing company, which is developing an exclusive e-commerce global business platform to promote, market and sell products and services of qualified Vietnamese companies. BVNI is currently working with Business.com.vn to produce a comprehensive business to business directory (B2B) and a business to consumer directory (B2C) portal listing various companies throughout Vietnam.

Business.com.vn's timing is in a good position to take advantage of e-commerce and online travel for Vietnam. With a population of over 85 million people, is the second fastest growing economy in the world, according to the Vietnam Ministry of Trade. Vietnam signed the Bilateral Trade Agreement with the United States to expand business opportunities for both countries, and then Decree No. 33/2002/QD-TTg dated February 08, 2002 by Vietnam's Prime Minister was approved to begin implementing Vietnam Internet development plan for 2001-2005, and was admitted to the World Trade Organization last year. These significant events marked the beginning of great economic opportunities for BVNI. To participate and capitalize in the countries' growth for online business tradeshows. There are over 16 million current Internet users in Vietnam, representing only 18% of the population, a number expected to increase significantly each year as the economy grows "BVNI plans to work closely with Business.com.vn as a strategic marketing partner in Asia to help Vietnamese companies showcase their products, services and investment opportunities online. Businesses will receive instant worldwide exposure through the BVNI portal. BVNI will be the business tradeshow solution provider, and a vehicle to provide them exposure to import/export, travel and tourism companies, both inside and outside of Vietnam."

Hotels.com.vn

Hotels.com.vn ( www.HOTELS.com.vn) with over 250 Hotels being advertised is a comprehensive travel/tourism site. Worldwide travelers use this officially sanctioned Vietnam Tourism Association website. As the ultimate online resource to review, select, and book hotel rooms, golf tee times (coming soon), purchase airline tickets, rent cars and conduct other travel related transactions. BVNI has an opportunity to generate recurring revenue from over 3,000 major hotels, 200 travel companies, and others in the Vietnamese tourism industry.

Hotels.com.vn is the only hotel web portal that is officially recognized by Vietnam National Administration of Tourism (VNAT), the governmental agency exercising the state management function over tourist operations and activities throughout Vietnam. VNAT has full control over business development and planning, public relations, personnel training, research, and overseeing the implementation of policies and regulations in the tourism sector. According to VNAT's latest tourism statistics, the number of international visitors to Vietnam "The travel and tourism industry in Vietnam is expected to grow by 19% in 2007. Vietnam had over 4.1 million international arrivals during 2007, compared with 3.6 million for 2006."

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

The term of the Business.com.vn marketing license agreement with BVNI entered into is for two years and requires BVNI to pay a licensing fee of $150,000 and $300,000 for the years ending December 31, 2004 and 2005, respectively. The license fees for 2004 and 2005 were payable by August 10, 2004 and February 10, 2005, respectively. In the prior year, BVNI has negotiated to defer the first license fee payment until February 10, 2005. Subsequently, BVNI negotiated with Business.com.vn to extend the contract for up to two years to February 10, 2007. In exchange for the rights licensed, BVNI will earn a royalty equal to fifty (50%) percent of gross commission, as defined in the agreement (see exhibit 10.2). The extension document also provides that once BVNI is trading on the OTC BB, Business.com.vn has the option for payment, or shares to be negotiated at that time. BVNI has paid Business.com.vn via restricted shares last Quarter.

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

PURCHASES OR SALES OF PLANT AND SIGNIFICANT EQUIPMENT

None

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

(a) Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of January 31, 2008 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i)is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls over financial reporting

Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended January 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company incorporates by reference all exhibits to its Form 10-KSB for the year ending April 30, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2008	BUSINESS.VN, INC.

By: /S/ Sheldon Silverman Sheldon Silverman Chief Executive Officer, Chief Financial Officer and Chairman of the Board

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date

/S/ Sheldon Silverman Sheldon Silverman	Chief Executive Officer, Chief Financial Officer and Chairman of the Board	March 13, 2008