Form 10KSB
period 2008-04-30
BUSINESS.VN, INC.
filed 2008-08-08
CIK 1084370

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2008

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-1084370

Business.vn, Inc. (f/k/a WorldTradeShow.com, Inc.) (Name of small business issuer as specified in its charter)

Nevada (State of incorporation)	88-0355407 (I.R.S. employer identification number)

9449 Balboa Ave, Suite 103 San Diego, CA 92123 (Address of principal executive offices)	(858) 571 - 7704 (Issuer's telephone number)

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

State issuer's revenues for its most recent fiscal year. $18,973

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.    $4,385,615 as of July 1, 2008

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.    Yes   [  ]     No   [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date 50,138,311 Common Shares as of July 31, 2008

DOCUMENTS INCORPORATED BY REFERENCE: None.

Traditional Small Business Disclosure Format (check one) Yes [ ] No [X]

BUSINESS.VN, INC.
TABLE OF CONTENTS TO FORM 10-KSB
FOR THE YEAR ENDED APRIL 30, 2008

<TOC>

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

PART I

Item 1.  Description of Business

BACKGROUND

Unless the context otherwise requires, the terms "we", "our", "us", "BVNI" or "Business.vn" refers to Business.vn, Inc.

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

In mid 2000, the Company acquired DudeSmart.com for 1,200,000 restricted (Rule 144) common shares valued at $264,000. The Company accepted a proposal to exchange 1,200,000 shares of common stock for 100% of the outstanding common stock of Dudesmart.com, Inc. At the time of the transaction, the shares were valued at $.22 per share (estimated value $264,000), and had approximately 12.3 million shares outstanding. The common stock issued as consideration for the purchase of DudeSmart.com was valued based on accordance with paragraph 18 of SFAS 142.

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

<TOC>

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

BVNI acquired assets from Business.com.vn a Vietnamese Company on March 26, 2007. The assets acquired consist of a database of 300,000 Vietnamese companies, marketing software, trademarks and intellectual property. The Company is planning to build a directory of companies from the database. BVNI will offer many different options to companies on the database to market themselves on and offline. BVNI plans to offer domain registration, website development, and online marketing expertise to help the Vietnamese companies market themselves individually and/or on the BVNI web portal via advertisements and sponsorships. The directory, once completed, will give all the companies on the database online exposure to the world for the very first time. Currently, over 95% of Vietnamese companies do not have a web presence. The company plans on focusing its business plan inside and outside Vietnam. Upon initial funding, the company will open up offices in Ho Chi Minh and Hanoi City for Hotels.vn and hire sales marketing, web designers and customer service agents.

BVNI acquired Hotels.vn on February 28, 2008. Hotels.vn (www.Hotels.vn) with over 400 Hotels being advertised is a comprehensive travel/tourism site. Worldwide travelers use this officially sanctioned Vietnam Tourism Association website as the ultimate online resource to review, select, and book hotel rooms, golf tee times (coming soon), purchase airline tickets, rent cars and conduct other travel related transactions. BVNI has an opportunity to generate recurring revenue potentially up to 4,500 Vietnamese hotels, 200 travel companies, and others in the Vietnamese tourism industry.

Hotels.vn is the only hotel web portal that is officially recognized by Vietnam National Administration of Tourism (VNAT), the governmental agency exercising the state management function over tourist operations and activities throughout Vietnam. VNAT has full control over business development and planning, public relations, personnel training, research, and overseeing the implementation of policies and regulations in the tourism sector. According to VNAT's latest tourism statistics, the number of international visitors to Vietnam exceeded 4.1 million visitors in 2007 according to Pham Tu, vice chairman of the Vietnam National Administration of Tourism higher than those in the same period of year 2006. This increase represents a 16% higher increase than that experienced in 2006.

BVNI anticipates it will require approximately $500,000 to complete Phase I of the Business Plan, which will include the hiring of sales and marketing staff, and opening two offices in Vietnam. A further funding requirement of $1,500,000 will be needed for the creation of an e-commerce platform, business directory and, on and offline advertising.

BVNI Milestones	Date	Cost	Staff	Expansion Cost	Completion
BVNI acquires 11,000 trade show database	04/15/99	50,000 shares	0	Sales and tech staff	Not implemented / need funding
BVNIBVNI signs software license agreement with Hi-Tek	02/03/03	27.5M. Shares	3-5	5-10 further tech staff in USA / VN 2006	Completed
BVNI expands to Asia with Business.com.vn partnership	06/26/03	Alliance	3-5	5-10 full time staff with 2-3 tech in Vietnam	Ongoing
BVNI signs exclusive marketing agreement with travel/tourism website in Vietnam- Hotels.vn	02/19/04	As per marketing agreement	30	Hire 10- 20 staff. marketing - $200k in Vietnam	Ongoing and expanding later in 2006
BVNI launches E-Commerce Travel /Tourism website	01/19/06	Marketing costs	1	Sales and Marketing	Completed
BVNI Acquires data base of 300,000 Vietnamese Companies, marketing software, trademarks and intellectual property	03/26/07	4,423,077 shares	20	Sales and Marketing	Ongoing
BVNI lists the Company on the Frankfurt Stock Exchange	02/06/08	$30,000		Trading symbol 44U or A0NDKB	Ongoing
BVNI Acquires Hotels.vn Web Portal	03/06/08	1,363,571		Sales and Marketing	Ongoing launched
BVNI Launches new corporate website	04/24/08

BVNI's "Travel Booking Engine" generates revenue through the reservation of hotel rooms, airline flights, focusing on the Vietnamese Market.

Commission sales are obtained through sales on Hotels.vn and through alliances such as Kayak.com.

<TOC>

Management has focused its resources on the development of the website and the reservation engine that supports the BVNI's business plan. Business.vn and Hotels.vn, have implemented the website to begin the marketing of hotels and capture commissions on the live e-commerce website specializing for tourism in Vietnam. The company will focus on building an e-commerce business directory, further marketing and working with afflilates and alliances for hotels.vn and prepare a private placement memorandum in the coming months.

Marketing.

BVNI owns and operates the www.Hotels.vn hotel reservation web portal, marketing over 400 hotels inside Vietnam. This comprehensive online travel web portal has been operating successfully for over 5 years and has great upside potential with a database of over 4,500 Vietnam Hotels. BVNI receives commissions from reservations on Hotels.vn and through alliances such as Kayak.com.

The hotel and tourism market is booming, especially after Vietnam was admitted to the WTO in January of 2007. Hotels.vn has the support of the Vietnam Tourism Association (VITA) (www.VietnamTourism.com), directly under Vietnam National Administration of Tourism (VNAT), whose members include various Vietnamese enterprises, commercial organizations and individuals in the travel/tourism industry.

BVNI has acquired a database of 300,000 Vietnamese businesses to promote, market and sell products and services of qualified Vietnamese companies. BVNI is currently working to produce a comprehensive business to business directory ("B2B") and business to consumer directory ("B2C") for companies throughout Vietnam. The company intends to incorporate the B2B and B2C directories on its new website.

DotVN, Inc.: BVNI is working closely with DotVN to market and distribute .vn domains on its business web portal. BVNI anticipates selling domain names to the database of 300,000 Vietnamese Companies as well as companies outside Vietnam for foreign investment. Over 90% of the companies in the database currently do not have a website.

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

Reseller Program BVNI also plans to use a reseller program for major established distribution networks to resell Business.vn reservations through an existing large network of websites. The reseller program will be sold through BVNI's business development direct sales efforts to select distribution networks.

<TOC>

COMPETITION

BVNI expects competition for online hotel reservations from companies such as Expedia and Travelocity and other online travel tourism websites. Hotels.vn has over 400 Hotels listed on the web portal, more than any other online hotel website that specializes for Vietnam. The operations inside Vietnam give BVNI a further advantage as well as its relationships with VNAT Vietnam National Association of Tourism a Vietnamese ministry. These relationships with cooperation and operations inside Vietnam, combined with a 300,000 database of Vietnamese businesses, and the largest database of 4,500 Vietnamese hotels, gives Hotels.vn little direct competition.

RESEARCH AND DEVELOPMENT

BVNI has not directly engaged in research and development activities.

PATENTS, LICENSES, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

Business.VN - Affiliates & Alliances

Business.com.vn

Business.com.vn is a Vietnamese internet technology and marketing company. "BVNI plans to work closely with Business.com.vn as a strategic marketing partner in Vietnam to showcase products, services and investment opportunities online.

Kayak - www.Kayak.com

Kayak is a travel search engine, which searches other travel sites to provide its users with information to assist them in locating and selecting flights, hotels, cruises, and rental cars, linking the user to the travel sites to make a purchase.

Vietnam National Administration of Tourism (VNAT)

VNAT is a Governmental Agency which exercises the state management function over tourist operations and activities throughout country. It has full control in terms of business development, planning, public relations, personnel training, conducting research, instructing and inspecting the implementation of policies and other regulations in the tourism sector.

Vietnam Trade Information Center (VTIC)

VTIC is the Vietnamese government agency responsible for managing and promoting Vietnam's Import/Export businesses and associations with a membership of over 8,000 enterprises.

Hanoi Trade Department

Hanoi Trade Department operates the website www.HaTrade.com, the purpose of which is to promote trade programs on behalf of Hanoi city's People's Committee for Trade Department. Specifically, the Hanoi Trade Department's purposes are:

•	To conduct surveys on local and international markets to provide consultation, service and information for enterprises to develop local market, and further boost exportation and technology transfer.
•	To strengthen international cooperation in trade promotion among various cities all over the world and to promote development of e-commerce.
•	To carry out activities related to trade promotion and technology transfer for commercial sector of the Capital.
•	To assist and provide consultation for enterprises: establish representative offices in the local and foreign countries; and establish showrooms to introduce local and international products.
•	To organize and assist delegations of various enterprises to conduct market surveys, to participate in fairs and exhibitions on local and international commercial services.
•	To organize and welcome international delegations researching the local market, and to hold talks on trade for local and foreign enterprises.
•	To organize conferences, seminars, professional training courses and provide commercial information for enterprises located in the area.
•	To coordinate with organizations or enterprises in organizing commercial fairs and exhibitions according to schedule of Hanoi city People's Committee for Trade Department.

Hi-Tek.com

Hi-Tek.com (www.Hi-Tek.com) is a successful private international corporation, with locations in San Diego, U.S.A., Mexico, Hanoi, and Ho Chi Minh City, Vietnam. The world-class technology company has been a leading visionary in providing Internet services and multimedia production since 1992, and has formed strong alliances and co-operation with major Vietnamese ISP 's (Internet Service Providers) such as Netsoft, VDC, and FPT to commercialize Vietnam 's Internet services.

<TOC>

Dot VN, Inc.

www.Dotvn.com established in 1998, the Company has experienced rapid growth through the delivery of high value online communication and commerce solutions. The Vietnam Internet Network Information Center (VNNIC) awarded Dot VN an exclusive unlimited length contract to be the first registrar to promote, market and register its country code Top Level Domain (ccTLD) of .VN (Vietnam) in real time via the Internet. Dot VN has formed strong alliances and co-operation with major Vietnamese and international ISP 's (Internet service providers) such as Netsoft, VDC, FPT, Verisign, Register.com and over 40 others to commercialize Vietnam 's Internet services. Since April 2003, Dot VN has increased .VN domain registrations online (at 35% annually) faster than the other 240 countries.

Vietnam, with a population of over 85 million people, is the second fastest growing economy in the world, according to the Vietnam Ministry of Trade. Vietnam was admitted to the WTO in January 2007: this is very significant for foreign investment into Vietnam. Record investment has begun with many countries around the world heavily investing into this high growth economy. Vietnam has sustained an average rate of Gross Domestic Product ("GDP") growth of approximately 8%, placing it solidly among the fastest growing economies in the world. Foreign direct investment exceeded $19 billion in 2007 and in the first quarter of 2008, Vietnam is on a record pace to hit 300 to 400% further FDI.

Vietnam Tourism Association (VITA) (www.VietnamTourism.com)

VITA, directly under Vietnam National Administration of Tourism (VNAT) with members including Vietnamese enterprises, commercial organizations and individuals in the travel/tourism industry based at No. 7 Dao Duy Anh, Dong Da, Hanoi, Vietnam. Vietnam Trade Information Center (VTIC): Vietnam Trade Information Center (VTIC), www.ASEMConnectVietnam.gov.vn and www.VINANET.com.VN is the Vietnamese government agency responsible for managing and promoting Vietnam's Import/Export businesses and associations with a membership over 8,000 enterprises.

Item 2.  Description of Property

We maintain our headquarters at 9449 Balboa Avenue, Suite 103, San Diego, California 92123. We rent these offices, comprising approximately 1,000 square feet, on a month-to-month basis. Rent expenses for the fiscal years ended April 30, 2008 and 2007 were approximately $30,000 and $30,000, respectively.

EMPLOYEES AND CONSULTING AGREEMENTS

BVNI currently has no employees, other than its officers and directors, who devote their time as required to its operations. On August 1, 2007, the consulting agreement for Mr. Sheldon Silverman was renewed. The term of Mr. Silverman's agreement commenced on August 1, 2007 and ends on July 31, 2008 and provides for compensation of $15,000 per month for his services. Mr. Rosette does not have an agreement in place for his services for 2008.

GOING CONCERN

BVNI has experienced recurring losses, and an accumulated deficit of $8,277,168 as of April 30, 2008. These factors, among others raise substantial doubt as to its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS RELATED TO AN INVESTMENT IN BUSINESS.VN, INC. STOCK

Some of the statements in this report or incorporated by reference are forward-looking, including, without limitation, the statements under the caption "Management's Discussion and Analysis or Plan of Operation". Forward-looking statements include those that contain words like "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "maintain," "continue" and variations of these words or comparable words. In addition, all of the non-historical information herein is forward-looking, including any statement or implication about a future time, result or other circumstance. Forward-looking statements are not a guarantee of future performance and involve risks and uncertainties. Actual results may differ substantially from the results that the forward-looking statements suggest for various reasons. These forward-looking statements are made only as of the date of this report. We do not undertake to update or revise the forward-looking statements, whether as a result of new Information, future events or otherwise. (Note: The statutory safe harbors of the Private Securities Litigation Reform Act will not be available to us until such time as we become a reporting company.)

<TOC>

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

<TOC>

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

Item 3.  Legal Proceedings

In the opinion of management, there are no matters requiring recognition or disclosure as a loss contingency in accordance with Statement of Financial Standards No. 5

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

<TOC>

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

BVNI.OB - Fiscal Year Ending April 30, 2008
Quarter Ended	High $	Low $
July 31, 2007	.65	.19
October 31, 2007	.53	.17
January 31, 2008	.30	.15
April 30, 2008	.55	.20

BVNI.OB - Fiscal Year Ending April 30, 2007
Quarter Ended	High $	Low $
July 31, 2006	.51	.40
October 31, 2006	.36	.35
January 31, 2007	.51	.42
April 30, 2007	.30	.27

We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market-based valuation of our common stock.

Stockholders. As of April 30, 2008, there were 157 record holders of our common stock.

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

<TOC>

PLAN OF OPERATION

We have a development strategy for the implementation of Phase I of the plan, which will require $2,000,000 to complete. We have historically financed our operations through working capital provided by loans from management and our major vendor and controlling shareholder, Hi-Tek. For the time being the Company anticipates that current operations will continue to be funded by shareholder loans or debt from our vendor and majority shareholder, Hi-Tek, until revenue from operations can sustain the cash flow requirements of the Company. For 2008 we have a commitment from our majority shareholders to fund our operations for that calendar year. Additionally, we may pursue additional private placement financing through close associates or friends and family members of management and our controlling shareholders. There can be no assurances that additional capital will be available on terms favorable to us or at all, or that we will be able to generate sufficient cash flow in order to sustain operations. To the extent that additional capital is raised through the sale of additional equity or debt securities, the issuance of such securities could result in additional dilution to our stockholders. In the event that we experience the need for additional capital, and are not able to generate capital from financing sources or from future operations, management may be required to modify, suspend or discontinue our operations and business plan.

Funds projected by management are to be used as follows: online and offline marketing programs, marketing Hotels.vn, building an e-commerce business directory using the company database of over 300,000 Vietnamese Companies acquired in 2007. BVNI plans on hiring additional sales and marketing staff and offices in Vietnam. The Company plans to obtain the necessary joint ventures, licenses, alliances and affiliates to market the web portal. BVNI plans to hire sales and marketing staff in Vietnam to complete agreements already in place. The Company also plans on hiring people, obtaining more agreements and alliances in and outside Vietnam.

BVNI and Hotels.vn are continuing to sign up 1 and 2 star hotels in Vietnam. The majority of hotels in the Vietnam are 1 and 2 star hotels, totaling approximately 4,500. Within the 64 provinces of Vietnam there are many hotels that are not 3, 4, or 5 stars, and the majority of these Hotels do not have websites. BVNI and Hotels.vn supply these hotels with template websites so they can accept reservations online through the reservation engine. BVNI projects that it will need additional sales and marketing staff as well as more customer care employees in Vietnam.

Currently, the Company has over 400 hotels listed on Hotels.vn with over 90% of the 3-5 star hotels in Vietnam. The 2 star hotel signing is ongoing. Hotels.vn has been featured on Vietnamese television during a news television program, and has received an award from the Ministry of Trade in Vietnam. Hotels.vn was awarded the number one e-commerce travel tourism website and was ranked 13th overall in the Country of Vietnam. We expect to penetrate the hotel market with further funding for marketing in and out of Vietnam.

BVNI will continue to market Hotels.vn. Our target alliances and affiliates will be companies working in travel tourism in Asia and Latin America, including American and European travel and tourism Companies. Users are now able to make reservations for hotels via www.Hotels.vn and book airlines, car rentals and hotels around the world with our alliance Kayak.com

BVNI
Use of Proceeds of $2,000,000 USD:
Operations USA:	$400k
Business directory software	$200k
Vietnam Expansion:	$400k
Marketing online:	$500k
Marketing offline:	$500k

RESULTS OF OPERATIONS

FISCAL YEAR ENDED APRIL 30, 2008 COMPARED TO THE CORRESPONDING PERIOD IN 2007.

The Company had gross sales totaling $ 18,973 for the year ended April 30, 2008, compared with $0 in gross sales for the same period ending April 30, 2007. The Company started to receive revenues from its efforts in signing up hotels to their reservations website Hotels.vn. Currently, this is the Company's only revenue source. The Company experienced a net loss of $1,177,371 for the year ended April 30, 2008, compared with a net loss of $1,383,991 for the same period ended April 30, 2007.

Consulting fees totaled $302,505 for the year ended April 30, 2008, compared with $271,190 for the same period ending April 30, 2007. Marketing and advertising cost totaled $184,245 for the year ended April 30, 2008, compared to $260,780 for the same period ending April 30, 2007. Total expenses incurred by the Company were $726,902 for the year ended April 30, 2008, compared with $1,108,812 for the same period ended April 30, 2007. The decrease is due primarily to no impairment in 2008.

<TOC>

Intangibles and long-lived assets

Dudesmart.com

On June 23, 2000, the Company accepted a proposal to exchange 1,200,000 144 shares of common stock for 100% of the outstanding common stock of Dudesmart.com, Inc., from a related party. At the time of the transaction, the shares were valued at $.22 per share (estimated value $264,000). Dudesmart.com will be the entertainment division for the Company specializing in the entertainment and gaming industry.

Hi-Tek License Agreement

On April 24, 2003, the Company announced the acquisition of an Internet Reservations Software License Agreement, in exchange for issuing 27,500,000 common shares. At the time of the transaction the shares were valued at $0.01 (estimated value $275,000) to Hi-Tek, a related party (Note 8). The license agreement was accounted for as an intangible asset on the balance sheet. The Company impaired $209,955 for the period ending April 30, 2005 leaving a net balance of $65,045, which the company believes it can recapture during the remainder of the licensing agreement. There is no Hi-Tek agreement in place currently.

Business.com.vn Marketing License Agreement

In February 2004, the Company entered into a marketing license agreement with Business.com.vn, the then owner of a website that promotes the online sale of hotel and tour packages on behalf of participating hotels and tour operators.

The term of the marketing license agreement was for two years and requires the Company to pay a licensing fee of $150,000 and $300,000 for the years ending December 31, 2004 and 2005, respectively. The license fees for 2004 and 2005 are payable by August 10, 2004 and February 10, 2005, respectively. The Company has negotiated to defer the license fee payment until February 10, 2007. In exchange for the rights licensed, the Company will earn a royalty equal to fifty (50%) percent of gross sales, as defined in the agreement. The Company impaired $274,315 for the year ending April 30, 2005, leaving a net balance of $175,685, which the company believes it can recapture during the remainder of the license agreement.

On September 13, 2006 the company issued shares for debt for the balance owed for Business.com.vn. 1,313,901 restricted 144 shares were issued at $0.26 per share. There is also a note for $100,000 to be converted to shares @ $0.26 per share if not paid back by September 28, 2007.

Liquidity and capital resources.

As of April 30, 2008, the Company had cash of $12,620, current liabilities of $4,172,210 and no long term liabilities. We anticipate that current operations will continue to be funded by shareholder loans or debt from majority shareholder, Hi-Tek, until revenue from operations can sustain the cash flow requirements of the Company. The company currently has no agreement in place with Hi-Tek.

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

<TOC>

Item 7.  Financial Statements

Index To Audited Financial Statements

Page
Independent Auditors' Report	F-2
Balance Sheet as of April 30, 2008 (audited) and April 30, 2007 (audited)	F-3
Statement of Operations for the Year ended April 30, 2008 (audited), April 30, 2007 (audited) and cumulative from inception (September 15, 1995 to April 30, 2008)	F-4
Statement of Stockholders Equity from Inception September 19, 1995 to April 30, 2008	F-5
Statement of Cash Flows for the year ended April 30, 2008 (audited), April 30, 2007 (audited) and cumulative from inception (September 15, 1995 to April 30, 2008)	F-7
Notes to Financial Statements	F-9

F-1
- 13 -

<TOC>

Gruber & Company LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Business.vn, Inc.

We have audited the accompanying balance sheet of Business.vn, Inc. as of April 30, 2008 and 2007 and the related statements of operations, stockholders equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at April30, 2008 and 2007 and the results of its' operations and its' stockholders equity and cash flows for the years then in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has incurred substantial losses. This raises substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gruber & Company LLC
Gruber & Company LLC

Dated July 17, 2008

F-2
- 14 -

<TOC>

BUSINESS.VN, INC. (A Development Stage Company) Balance Sheets

	For the Years Ending

	April 30, 2008	April 30, 2007

ASSETS
Current assets
Cash	$12,620	$223
Accounts receivable	6,632	8,354
Prepaid expenses	-	20,000

Total current assets	19,252	28,577

Equipment, net	250	-
Goodwill	-	-
Intangibles, net of accumulated impairment of $ 155,439	2,204,500	1,250,000

Total assets	$2,224,002	$1,278,577

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable	$344,758	$2,166
Due to related parties	3,722,718	2,017,004
Accrued liabilities	51,734	70,500
Note Payable	477,250	-
Convertible note	53,000	1,308,199

Total current liabilities	4,649,460	3,397,869

Total liabilities	4,649,460	3,397,869

Shareholders' deficit
Preferred stock; $0.001 par value; 5,000,000 shares authorized none issued and outstanding	-	-
Common stock; $0.0001 par value; 100,000,000 shares authorized 50,118,311 and 47,511,363 shares issued and outstanding as of April 30, 2008 and April 30, 2007, respectively	50,118	47,511
Additional paid-in capital	5,801,592	4,932,989
Deficit accumulated during the development stage	(8,277,168)	(7,099,792)

Total shareholders' deficit	(2,425,458)	(2,119,292)

Total liabilities and shareholders' deficit	$2,224,002	$1,278,577

The accompanying notes are an integral part of these financial statements.

F-3
- 15 -

<TOC>

BUSINESS.VN, INC. (A Development Stage Company) Statements of Operations

	For the Years Ending		Cumulative from inception (September 15, 1995 to April 30, 2008)

	April 30, 2008	April 30, 2007

Revenue	$18,973	$-	$131,234

Cost of Sales	-	-	158,143

Gross profit	18,973	-	(26,909)

General and administrative expenses:
Consulting fees	302,505	271,190	3,479,729
Depreciation and amortization	-	-	65,687
Marketing and promotion	184,245	260,780	1,075,577
Office and rent	30,255	30,000	395,584
Professional fees	50,566	26,610	347,444
Other administrative expenses	159,331	110,469	969,248
Impairment on intangible assets	-	409,763	970,923

Total general and administrative expenses	726,902	1,108,812	7,304,192

Other income
Other income (debt forgiveness)	-	238	237,170
Interest expense	469,447	(275,417)	(1,183,237)

Net loss	$(1,177,376)	$(1,383,991)	$(8,277,168)

Loss per common share:
Basic	$(0)	$(0)	$(0)

Weighted average shares outstanding:
Basic	48,200,101	41,457,936	-

Other comprehensive income (loss)
Foreign currency translation	-	-	1,119

Comprehensive loss	$(1,177,376)	$(1,383,991)	$(8,276,049)

The accompanying notes are an integral part of these financial statements.

F-4
- 16 -

<TOC>

BUSINESS.VN, INC. (A Development Stage Company) Statement of Shareholders Equity (Deficit)

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

F-5
- 17 -

<TOC>

BUSINESS.VN, INC. (A Development Stage Company) Statement of Shareholders Equity (Deficit) (Continued)

	Common Stock		Additional Paid In Capital	Deferred Compensation Expense	Foreign Currency Translation	Deficit Accumulated during the Development Stage	Total Shareholders' Equity (Deficit)

	Number of Shares	Amount

Balance, April 30, 2001	10,037,540	1,003	1,421,494	-	(1,119)	(1,912,382)	(491,004)

Comprehensive loss, April 30, 2002						(415,912)	(415,912)

Balance, April 30, 2002	10,037,540	1,003	1,421,494	-	(1,119)	(2,328,294)	(906,916)

Common stock issued for:
License fee Hi-Tek Multimedia, February 25	27,500,000	2,750	272,250				275,000
Comprehensive loss, April 30, 2003						(544,959)	(544,959)

Balance, April 30, 2003	37,537,540	3,753	1,693,744	-	(1,119)	(2,873,253)	(1,176,875)

Comprehensive loss, April 30, 2004						(805,787)	(805,787)

Balance, April 30, 2004	37,537,540	3,753	1,693,744	-	(1,119)	(3,679,039)	(1,982,661)

Common stock issued for:
Debt settlement, August 27,2004	172,966	17	78,742				78,759
Stock Option Issued			39,300	(39,300)			-
Comprehensive loss, April 30, 2005						(1,413,934)	(1,413,934)

Balance, April 30, 2005	37,710,506	3,770	1,811,786	(39,300)	(1,119)	(5,092,973)	(3,317,836)

Comprehensive loss, April 30, 2006					1,119	(622,828)	(621,709)

Balance, April 30, 2006	37,710,506	37,711	1,811,786	(39,300)	-	(5,715,801)	(3,939,545)

Common stock issued for:
Services	140,000	140	34,860				35,000
Asset purchase	4,423,077	4,422	1,145,578				1,150,000
Debt settlement	5,211,580	5,212	1,947,810				1,953,022
Error correction	26,200	26	(26)				(0)
Conversion right on convertible note			26,923				26,923
Deferred compensation				39,300			39,300
Comprehensive loss, April 30, 2007						(1,383,991)	(1,383,991)

Balance, April 30, 2007	47,511,363	47,511	4,932,989	-	-	(7,099,792)	(2,119,292)
Common Stock issued for:
Acquistion	1,363,571	1,364	475,886				477,250
Services	126,000	126	56,114				56,240
Debt settlement	1,117,377	1,117	336,603				337,720
Comprehensive loss, April 30, 2008						(1,177,376)	(1,177,376)

Balance, April 30, 2008	50,118,311	$50,118	$5,801,592	$-	$-	$(8,277,168)	$(2,425,458)

The accompanying notes are an integral part of these financial statements.

F-6
- 18 -

<TOC>

BUSINESS.VN, INC. (A Development Stage Company) Statement of Cash Flows

	For the Years Ending		Cumulative from inception (September 15, 1995) to April 30, 2008

	April 30, 2008	April 30, 2007

Cash flows from operating activities:
Net loss	$(1,177,376)	$(1,383,991)	$(8,277,168)
Adjustments to reconcile net loss to net cash(used) provided by operating activities:
Depreciation and amortization	-	-	65,687
Foreign currency translation	-	-	-
Stock options issued	-	-	140,630
Stock issued for services and assets	533,490	15,000	548,490
Discount convertible note	-	5,122	5,122
Deferred compensation	-	39,300	39,300
Impairment	-	419,439	989,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable and prepaid costs	21,722	(8,354)	(6,632)
Increase (decrease) in accounts payable	342,592	(2,597)	344,758
Increase (decrease) in accrued liabilities	(18,766)	(212,143)	51,734

Net cash provided by (used in) operating activities	(298,338)	(1,128,225)	(6,099,079)

Cash flows from investing activities:
Purchase of equipment	(250)	-	(10,337)
Acquisition of intellectual property	(954,500)	-	(904,500)

Net cash (used) provided by operating activities	(954,750)	-	(914,837)

Cash flows from financing activities:
Common stock issued for cash and debt	337,720	-	1,024,670
Share issuance costs	-	-	(45,000)
Settlement of debt and intellectual property (in-kind)	(1,255,199)	-	53,000
Increase in note payable	477,250	-	477,250
Settlement of obligation to issue capital stock	-	-	174,709
Proceeds from demand notes payable	-	-	196,169
Due to related parties	1,705,714	1,127,765	5,145,738

Net cash provided by financing activities	1,265,485	1,127,765	7,026,536

Net increase (decrease) in cash	12,397	(460)	12,620
Cash, beginning of the period	223	683	-

Cash, end of the period	12,620	223	12,620

F-7
- 19 -

<TOC>

BUSINESS.VN, INC. (A Development Stage Company) Statement of Cash Flows (Continued)

	For the Years Ending		Cumulative from inception (September 15, 1995) to April 30, 2008

	April 30, 2008	April 30, 2007

Non-cash investing and financing activities:
Debt issued for marketing license agreement	$-	$-	$450,000
Other income	-	238	235,813
Debt issued for intellectual property	-	100,000	100,000
Stock options Issued	-	-	179,930
Common stock issued for license fee - HiTek Multimedia	-	-	275,000
Common stock issued for acquisition of Dudesmart.com	-	-	264,000
Common stock issued in exchange for intellectual property	954,500	1,150,000	1,205,600
Common stock issued in exchange for debt	338	1,953,022	2,689,755

Supplemental cash flow disclosure:
Interest paid	$-	$12,500	$12,500

Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

F-8
- 20 -

<TOC>

BUSINESS.VN, INC.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2008

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

The Company is an online e-commerce marketing company. The Company currently owns and markets Hotels in Vietnam through a portal - www.Hotels.vn.

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

The Company acquired Hotels.vn from Business.com.vn a Vietnamese Company on March 6, 2008. Hotels.vn (www.Hotels.vn) with over 400 Hotels being advertised is a comprehensive travel/tourism site. Worldwide travelers use this officially sanctioned Vietnam Tourism Association website as the ultimate online resource to review, select, and book hotel rooms, purchase airline tickets, rent cars and conduct other travel related transactions through our alliance programs. BVNI has an opportunity to generate recurring revenue potentially up to 4,500 Vietnamese hotels, 200 travel companies, and others in the Vietnamese tourism industry.

The Company has not yet commenced significant operations and therefore, is classified as a development stage enterprise.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The Company has experienced recurring losses, has an accumulated deficit of $ 8,277,168 has negative working capital and has not yet commenced significant operations. These factors, among others, raise substantial doubt as to its ability to obtain long-term debt or equity financing in order to have the necessary resources to further design, develop and launch the website and market the Company's new service and existing products. The Company's management believes that if the Company is not successful in obtaining equity financing, the business plan will be seriously inhibited. The Company's management believes it can attain the necessary funding because of its penetration in the online Hotel market in the Country of Vietnam. The Company also has a strong partner in Hi-Tek, Inc. which has been funding the operations of BVNI.

Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classifications or liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

F-9
- 21 -

<TOC>

BUSINESS.VN, INC.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2008

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

F-10
- 22 -

<TOC>

BUSINESS.VN, INC.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2008

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

F-11
- 23 -

<TOC>

BUSINESS.VN, INC.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2008

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

3.  Equipment

Equipment at April 30, 2008 and 2007 consisted of the following:

	2008	2007
Computer equipment	$250	$10,087
Accumulated depreciation	-	(10,087)
Equipment, net	$250	$-

Depreciation expense charged to operations was $ 0 for the period ending April 30, 2008 and 2007, respectively.

F-12
- 24 -

<TOC>

BUSINESS.VN, INC.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2008

4.  Intangibles, long-lived assets and Goodwill

Hotels.vn

On February 29, 2008 the Company purchased the software and web site of Hotels.vn for a total of $954,500 which was paid in restricted stock of 1,363,571 shares at market price of .35 plus a note of $477,250 payable in March 2009. Interest accrued at 10% on the note. The Web Site is being amortized over seven years.

Dudesmart.com

On June 23, 2000, the Company accepted a proposal to exchanged 1,200,000 shares of common stock for 100% of the outstanding common stock of Dudesmart.com, Inc., from a related entity (Note 8). At the time of the transaction, the shares were valued at $.22 per share (estimated value $264,000). Dudesmart.com will be the entertainment division for the Company specializing in the entertainment and gaming industry. At the date of accusation Dudesmart.com had no fixed assets and all development fees were expensed as occurred. Therefore the Company recognized this transaction as Goodwill. The Company has changed its direction and has accordingly written the entire amount off. The Company from on an annual basis evaluates the fair value of its goodwill and would record impairment to its when there is evidence that events or changes in circumstances, and an analysis of future cash flows have made recovery of the asset's carrying value unlikely in accordance SFAS 142.

Hi-Tek License Agreement

On April 24, 2003, the Company announced the License Agreement of an Internet Reservations Software License Agreement from Hi-Tek, in exchange for 27,500,000 common shares. At the time of the transaction the shares were valued at $0.01. The Company is utilizing the Hi-Tek internet reservations software. The license agreement was accounted for as an intangible asset on the balance sheet. During the fiscal year ended April 30, 2007 the Company recognized $0 was impaired to bring the asset to its estimated recoverable value, leaving a net balance of $0, which the Company believes it will be able to recover before the license agreement expires The Company management continually reviews its Goodwill for impairment and believes that carrying value of the assets is stated at its fair market value.

Business.com.vn Marketing License Agreement

In February 2004, the Company entered into a marketing license agreement with Business.com.vn. Business.com.vn is the owner of a website (Hotels.vn) that promotes the online sale of hotel and tour packages on behalf of participating hotels and tour operators.

VNAT and VITA, Vietnam National Association of the Tourism and Vietnam Travel Association, recognize Hotels.vn as Vietnam's official Hotel Website. In Vietnam, there are over 4,500 hotels and 200 tour companies to be promoted worldwide via the internet to generate online sales throughout the Country of Vietnam.

The term of the marketing license agreement requires the Company to pay a licensing fee of $450,000. The Company has settled the remainder balance of $440,337 by issuing 1,313,901 shares of restricted stock on September 15, 2006. In exchange for the license fee, the Company will earn a royalty equal to fifty (50%) percent of gross sales, from reservations made on the Hotels.vn website, as defined in the agreement. The Company has impaired $ 155,439 and $79,167 for the years ending April 30, 2007 and 2006 respectively to bring the asset to its estimated recoverable value, leaving a net balance of $0. Company management continually reviews its intangible assets for impairment and believes that carrying value of the assets is recoverable.

BVNI and Hotels.vn are continuing to sign up 1 and 2 star hotels in Vietnam under 3 year contracts. The majority of hotels in the Vietnam are 1 and 2 star hotels, totaling approximately 4,500. Within the 64 provinces of Vietnam there are many hotels that are not 3, 4, or 5 stars, and the majority of these Hotels do not have websites. BVNI and Hotels.vn supply these hotels with template websites so they can accept reservations online through the reservation engine. BVNI projects that it will need additional sales and marketing staff as well as more customer care employees in Vietnam.

Currently, Hotels.vn has contracts with over 400 Hotels in Vietnam. We have contracted with over 90% of the 3-5 star hotels in Vietnam - the 2 star hotel signing is ongoing. Hotels.vn has been featured on Vietnamese television during a news television program, and has received an award from the Ministry of Trade in Vietnam. Hotels.vn was awarded the number one e-commerce travel tourism website and was ranked 13th overall in the Country of Vietnam. We expect to penetrate the hotel market with further funding for marketing in and out of Vietnam.

F-13
- 25 -

<TOC>

BUSINESS.VN, INC.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2008

4.  Intangibles, long-lived assets and Goodwill (continued)

Business.com.vn Marketing License Agreement (continued)

Summary of Intangible, long lived assets and goodwill:

Licenses:	Purchase Price	Amortization/ Impairment	Net Value

Business.com.vn Trademark	$1,250,000	$-	$1,250,000
Hi-Tek Software License	275,000	275,000	-
Business.com License Agreement	450,000	450,000	-
Hotels.vn	954,500	-	954,500

Total Intangible Assets	2,929,500	725,000	2,204,500

Dudesmart.com	264,000	264,000	-

Total Goodwill	$264,000	$264,000	$-

Estimated Amortization Expense: For the year ended April 30, 2009 $ 0.

5.  Provision for income taxes

As of April 30, 2008, the Company has a federal net operating loss carry forwards of $8,277,168 that can be utilized to reduce future taxable income. The net operating loss carry forward will expire through 2023 if not utilized. Utilization of the net operating loss and tax credit carry forward may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carry forwards before utilization. The Company has provided a full valuation allowance on the deferred tax asset because of uncertainty regarding realizability.

6.  Major Customer and Segment Information

The Company currently operates solely in one industry segment: the marketing and support of its hotel reservations system in Vietnam. No one customer accounted for approximately 5% of gross revenues for the years ended April 30, 2008 and 2007. The Company has no operations or assets located outside of the United States. The Company's commission's revenue is concentrated in the Vietnam Hotel reservations system, creating a risk of concentration associated with the sale of a single product and limited customer base. The loss of this single market could cause severe damage to the Company's financial future.

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

F-14
- 26 -

<TOC>

BUSINESS.VN, INC.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2008

7.  Related Party Transactions (continued)

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

Other Affiliated Entities

Mr. Sheldon Silverman owns shares personally and through a company under his control. From time to time, this company and Mr. Silverman have received Business.vn, Inc. common shares in exchange for debt. For the fiscal years ended April 30, 2008 and 2007, Mr. Silverman did not receive any common shares in exchange for debt.

Consulting Agreements

Mr. Silverman has entered into a one year Consulting contract in which he has a base Salary of $180,000. Further the company is to review his contract once the Company has executed its business plan and has commenced normal business activity. This agreement has renewed on August 1, 2008.

Mr. Rosette has no agreement in place for 2007.

Unpaid Consulting Fees / Advances from Related Parties

As of April 30, 2008, the Company has unpaid consulting fees to officers / directors of approximately $3,172,586 and all of these fees currently bear interest at a rate of 8 to 12 percent. As of April 30, 2008 and accrued interest on these fees were approximately $1,328,400 which is included in due to related parties.

Office Leases

The Company leases its office space in San Diego, California, on a month-to-month basis from United Hansel Since October, 2007. The Rent expense for the fiscal year ended April 30, 2008 and for the fiscal year ended April 30, 2007 was approximately $30,250 and $30,000, respectively. Monthly rent is 1,476.20 currently.

F-15
- 27 -

<TOC>

BUSINESS.VN, INC.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2008

7.  Related Party Transactions (continued)

Summarize the related party transactions

As of April 30, 2007:

Account name	Hi Tek	Sheldon Silverman	Lee Johnson	Thomas Johnson	Carloss Rossette	Robert Malasek	Total

General and administrative expense	$316,100	$-	$-	$-	$-	$-	$316,100
Consulting services	-	180,000	-	-	42,500	18,500	241,000

Total	316,100	180,000	-	-	42,500	18,500	548,100

Due to Related Parties	431,557	1,031,037	451,810	102,600	-	-	2,017,004
Accrued liabilities	-	-	-	-	40,500	-	40,500
Convertible Notes	-	525,000	525,000	180,000	-	-	1,230,000

Total	$431,557	$1,556,037	$976,810	$282,600	$40,500	$-	$3,287,504

As of April 30, 2008:

Account name	Hi Tek	Sheldon Silverman	Lee Johnson	Thomas Johnson	Carloss Rossette And other	Total

General and administrative expense	$308,750	$-	$-	$-	$-	$308,750
Rent	-	-	-	-	-	-
Consulting services	-	180,000	-	-	-	180,000

Total	308,750	180,000	-	-	-	488,750

Due to Related Parties	510,132	1,791,816	1,011,096	316,674	93,000	3,722,718
Accounts Payable	311,450	-	-	-	-	311,450
Accrued Expenses	-	-	-	-	51,000	51,000

Total	$821,582	$1,791,816	$1,011,096	$316,674	$144,000	$4,085,168

8. Convertible Notes

The Company has the following notes outstanding:

April 30, 2008

Convertible note @ 8% Matures April 28, 2009	$53,000

Total	$53,000

9. Note Payable

The Company is obligated under a note alluded to in note 4 of these financial statements. Terms indicate a payment due in March 2009 with interest at 10%. The face amount of the note is $477,250.

F-16
- 28 -

<TOC>

BUSINESS.VN, INC.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2008

10.  Marketing and Distribution Agreements

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

11.  Stock Options

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

12.  Significant Event

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

On February 6, 2008 the Company listed on the Frankfurt Stock Exchange under the trading symbol 44u or A0NDKB.

BVNI acquired Hotels.vn on March 6, 2008 from Business.com.vn a Vietnamese Company. The assets include the hotel website Hotels.vn and Hotels.vn as well intellectual property, 4,500 database of hotels inside Vietnam. The Hotel site consists of over 400 Vietnamese hotels listed for reservations, the largest database of Vietnam hotels known. The company has since signed up Kayak.com an alliance to give users the choice of airlines, car rentals, hotels around the world, BVNI then will receive further commissions on sales through Kayak.

F-17
- 29 -

<TOC>

BUSINESS.VN, INC.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2008

13.  Going Concern

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

The Company's plans to address its going concern issues include:

•	Increasing sales of its products through national distribution channels and through direct marketing to consumers;
•	Raising capital through the sale of debt and/or equity securities; and,
•	Settling outstanding debts and accounts payable, when available, through the issuance of debt and/or equity securities.

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

14.  Stock Issuances

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

During the year ended April 30, 2008 the Company issued 2,606,948 shares of common stock 126,000 were issued for services of $56,240, 1,363,571 shares for the acquisition of $477,250 and the balance went to reduction of debt of $337,720.

F-18
- 30 -

<TOC>

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 10, 2008, Business.VN, Inc. dismissed Chang G. Park, CPA as independent auditors for the Company. The decision to dismiss Chang G. Park, CPA and to seek new independent auditors was approved by the Company's Board of Directors.

The reports of Chang G. Park, CPA on the Company's financial statements for the fiscal years ended April 30, 2007 and 2006 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits of the Company's financial statements for the fiscal years ended April 30, 2007 and 2006, (1) there were no disagreements with Chang G. Park, CPA on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedure which, if not resolved to the satisfaction of Chang G. Park, CPA, would have caused Chang G. Park, CPA to make reference to the matter in its report and (2) there were no "reportable events" as that term is defined in Item 304 of Regulation S-K promulgated under the Securities Exchange Act of 1934 ("Item 304").

On March 11, 2008, the Company engaged Gruber & Company, LLC as the Company's independent accountant to audit the Company's financial statements and to perform reviews of interim financial statements. Neither the Company nor anyone acting on its behalf consulted with Gruber & Company, LLC regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by Gruber & Company, LLC on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement with Chang G. Park, CPA or a reportable event with respect to Chang G. Park, CPA.

Item 8A:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the " SEC"), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of April 30, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

<TOC>

Evaluation of and Report on Internal Control over Financial Reporting

The management of Business.VN, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:
−	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
−

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

−

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management assessed the effectiveness of the Company's internal control over financial reporting as of April 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of April 30, 2008, the Company's internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting.  Management's report is not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B:  Other Information

None.

<TOC>

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

	Annual Compensation					Long Term Compensation Awards

(a)	(b)	(c)	(d)	(e)		(f)	(g)		(h)	(i)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation ($)		Restricted Stock Awards ($)	Securities Underlying Options/SAR (#)		LTIP Payouts ($)	All Other Compensation ($)

Sheldon Silverman President/CEO	2008 2007 2006 2005			180,000 180,000 180,000 180,000	*3 *3 *3 *3		150,000	*1		31,358 22,333	*4 *4
Carlos Rosette Director *2	2008 2007 2006	3,000 -		15,000	*3		- -

*1 *2 *3 *4 *5

Expired Options, non-exercised
Unpaid consulting fees as per contracts.
Accruing interest of 12% per annum on unpaid consulting fees exceeds market rates for similar loans by 4% and is shown as Other Annual Compensation
The Company issued 120,000 shares which vest over the six month agreement.

<TOC>

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

Name and Address	Shares Owned Beneficially (1)	Percent of Class

Sheldon Silverman 425 Stratford Ct. #14 Del Mar, CA 92014	1,652,965	3.479%
Carlos Rosette 9449 Balboa Ave. #114 San Diego, CA 92124	88,000	.19%
Officer/Director as a group (2 persons)	1,740,965	3.669
Dr. Lee Johnson (Hi-Tek) 7151 Cowles Mountain Blvd. San Diego, CA 92119	28,100,000	59.4%

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

<TOC>

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

<TOC>

Item 14:  Principal Accountant Fees and Services

We selected the firm of Gruber & Company, LLC to audit our financial statements for the fiscal year ended April 30, 2008. Chang Park, CPA previously audited our financial statements for the year ended April 30, 2007.

Audit committee's pre-approval policies and procedures

Due to the fact that the Company's only two active officer and one board member, the two officers acts as the audit committee at this time.

Total fees. Total fees paid to Gruber & Company, LLC and Chang Park CPA-APC are as follows:

	Year Ending April 30,

Service Provided	2008	2007

Audit Service Fees	$20,000	$19,750
Tax Service Fees	-	-
Other Fees	-	-

Total	$20,000	$19,750

Audit Service Fees. The aggregate fees for audit services were for the audits of our annual and quarterly consolidated financial statements.

Tax Fees. The aggregate fees for tax services were for professional services relating to tax compliance, tax advice, and tax planning.

Other Fees. The aggregate Other Fees were all other non-audit services.

<TOC>

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS.VN, INC.

By:	/s/ Sheldon Silverman Sheldon Silverman President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sheldon Silverman Sheldon Silverman	Chief Executive Officer, President, Director	August 08, 2008

