Form 10-Q
period 2008-07-31
BUSINESS.VN, INC.
filed 2008-09-15
CIK 1084370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  JULY 31, 2008

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______ to_______

Commission file number 000-1084370

BUSINESS.VN INC.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0355407
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9449 BALBOA AVE. SUITE 103, SAN DIEGO CALIFORNIA 92123
(Address of principal executive offices)

(888) 566-9879
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [  ]

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]     No [X]

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of September 10, 2008, the issuer had 51,438,311 shares of its common stock issued and outstanding.

INDEX

PART I	FINANCIAL INFORMATION	2

ITEM 1.	Financial Statements	2

	Balance Sheets as of July 31, 2008 (unaudited) and April 30, 2008	2

	Statements of Operations for the Three Months Ended July 31, 2008 and 2007 (unaudited), and cumulative from inception (September 15, 1995) - July 31, 2008 (unaudited)	3

	Statements of Cash Flows for the Three Months Ended July 31, 2008 and 2007 (unaudited) and cumulative from inception (September 15, 1995)-July 31, 2008 (unaudited)	4

	Notes to Condensed Financial Statements	5

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3.	Quantitative And Qualitive Disclosures About Market Risk Risks Related To Our Business	15

ITEM 4.	Controls and Procedures	16

ITEM 4(T).	Controls and Procedures	17

PART II		18

ITEM 1.	Legal Proceedings	18

ITEM 1A.	Risk Factors	18

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

ITEM 3.	Exhibits

	SIGNATURES	19

-  1 -

<TOC>

PART I

ITEM 1. FINANCIAL STATEMENTS

BUSINESS.VN, INC. (Formerly WorldTradeShow.com, Inc.) (A Development Stage Company) Balance Sheets As of July 31, 2008 and April 30, 2008

	July 31, 2008	April 30, 2008

	(unaudited)
ASSETS
Current assets
Cash	$8,470	$12,620
Accounts receivable	11,728	6,632
Prepaid expenses		-

Total current assets	20,198	19,252

Equipment, net	229	250

Intangibles, net of accumulated amortization and impairment of:
$ 759,089 and $ 725,000 as of July 31, 2008 and April 30, 2008	2,170,411	2,204,500

Total assets	$2,190,838	2,224,002

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable	$375,210	$344,758
Due to related parties	3,847,136	3,722,718
Accrued liabilities	55,500	51,734
Note payable	489,181	477,250
Convertible note	54,325	53,000

Total liabilities	4,821,352	4,649,460

Shareholders' Deficit
Preferred stock, $0.001 par value 5,000,000 authorized. None issued
Subscription receivable	(21,103)	-
Common stock; $0.001 par value;
100,000,000 shares authorized 51,438,311 and 50,118,311 shares issued and outstanding as of July 31, 2008 and April 30, 2008, respectively	51,438	50,118
Additional paid-in capital	5,880,137	5,801,592
Deficit accumulated during the development stage	(8,540,986)	(8,277,168)

Total shareholders' deficit	(2,630,514)	(2,425,458)

Total liabilities and shareholders' deficit	$2,190,838	$2,224,002

The Accompanying Notes Are An Integral Part Of These Financial Statements.

-  2 -

<TOC>

BUSINESS.VN, INC. (Formerly WorldTradeShow.com, Inc.) (A Development Stage Company) Statements of Operations (unaudited)

	For the three month period ended		Cumulative from inception (September 15, 1995) to July 31, 2008

	July 31, 2008	July 31, 2007

Revenue	$5,149	$2,390	$136,383
Cost of Sales	-	-	158,143

Gross profit	5,149	2,390	(21,760)

General and administrative expenses:
Consulting fees	94,645	83,750	3,574,374
Depreciation and amortization	34,110	-	99,797
Marketing and promotion	405	86,160	1,075,982
Rent	8,929	7,500	404,513
Professional fees	6,331	7,855	353,775
Other administrative expenses	18,538	17,526	987,786
Impairment on intangible assets	-	-	970,923

Total general and administrative expenses	162,958	202,791	7,467,150

Other income
Other income (debt forgivness)	-	-	237,170
Interest expense	(106,009)	(92,336)	(1,289,246)

Net loss	$(263,818)	$(292,738)	$(8,540,986)

Loss per common share:
Basic	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic	50,778,311	47,511,363

The Accompanying Notes Are An Integral Part Of These Financial Statements.

-  3 -

<TOC>

BUSINESS.VN, INC. (Formerly WorldTradeShow.com, Inc.) (A Development Stage Company) Statement of Cash Flows (unaudited)

	For the three month period ended		Cumulative from inception (September 15, 1995) to July 31, 2008

	July 31, 2008	July 31, 2007

Cash flows from operating activities:
Net loss	$(263,818)	$(292,738)	$(8,540,986)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	34,110	-	99,797
Stock options issued	-	-	140,630
Stock issued for services	-	-	548,490
Convertible Note Discount		13,527	44,422
Impairment	-	-	989,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5,096)	(2,391)	(11,728)
(Increase) decrease in prepaid expenses	-	11,500	-
Increase (decrease) in accounts payable	30,452	(524)	375,210
Increase (decrease) in accrued liabilities	3,766	18,000	55,500

Net cash provided by (used in) operating activities	(200,586)	(252,626)	(6,299,665)

Cash flows from investing activities:
Purchase of equipment	-	-	(10,337)
Acquisition of intellectual property	-	-	(904,500)

Net cash (used) provided by investing activities	-	-	(914,837)

Cash flows from financing activities:
Common stock issued for cash	52,762	-	1,077,432
Share issuance costs	-	-	(45,000)
Settlement of debt and intellectual property (in-kind)	-	-	53,000
Reduction of long-term liabilities	-	-	-
Settlement of obligation to issue capital stock	6,000	-	180,709
Convertible notes payable	11,931	12,500	208,100
Notes payable	1,325	-	478,575
Due to related parties	124,418	244,522	5,270,156

Net cash provided by financing activities	196,436	257,022	7,222,972

Net increase (decrease) in cash	(4,150)	4,395	8,470

Cash, beginning of the period	12,620	223	-

Cash, end of the period	$8,470	$4,618	$8,470

Supplemental cash flow disclosure:
Interest paid	$-	$-	$-

Taxes paid	$-	$-	$-

The Accompanying Notes Are An Integral Part Of These Financial Statements.

-  4 -

<TOC>

BUSINESS.VN, INC.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2008

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

The Company acquired Hotels.vn from Business.com.vn a Vietnamese Company on March 6, 2008. Hotels.vn ( www.Hotels.vn) with over 400 Hotels being advertised is a comprehensive travel/tourism site. Worldwide travelers use this officially sanctioned Vietnam Tourism Association website as the ultimate online resource to review, select, and book hotel rooms, purchase airline tickets, rent cars and conduct other travel related transactions through our alliance programs. BVNI has an opportunity to generate recurring revenue potentially up to 4,500 Vietnamese hotels, 200 travel companies, and others in the Vietnamese tourism industry.

The Company has not yet commenced significant operations and therefore, is classified as a development stage enterprise.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The Company has experienced recurring losses, has negative working capital and has not yet commenced significant operations. These factors, among others, raise substantial doubt as to its ability to obtain long-term debt or equity financing in order to have the necessary resources to further design, develop and launch the website and market the Company's new service and existing products. The Company's management believes that if the Company is not successful in obtaining equity financing, the business plan will be seriously inhibited. The Company's management believes it can attain the necessary funding because of its penetration in the online Hotel market in the Country of Vietnam. The Company also has a strong partner in Hi-Tek, Inc. which has been funding the operations of BVNI.

Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classifications or liabilities or other adjustments that might be necessary should the Company be unable to continue as a going concern.

-  5 -

<TOC>

BUSINESS.VN, INC.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2008

2.  Summary of Significant Accounting Policies (Continued)

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

-  6 -

<TOC>

BUSINESS.VN, INC.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2008

2.  Summary of Significant Accounting Policies (Continued)

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

-  7 -

<TOC>

BUSINESS.VN, INC.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2008

2.  Summary of Significant Accounting Policies (Continued)

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

3.  Equipment

Equipment at July 31, 2008 consisted of the following:

2008
Computer equipment	$250
Accumulated depreciation	(21)
Equipment, net	$229

Depreciation expense charged to operations was $ 21 for the period ending July 31, 2008.

-  9 -

<TOC>

BUSINESS.VN, INC.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2008

4.  Intangibles, long-lived assets and Goodwill

Hotels.vn

On February 29, 2008 the Company purchased the software and web site of Hotels.vn for a total of $954,500 which was paid in restricted stock of 1,363,571 shares at market price of .35 plus a note of $477,250 payable in March 2009. Interest accrued at 10% on the note. The Web Site is being amortized over seven years.

Business.com.vn Marketing License Agreement

Summary of Intangible, long lived assets and goodwill:

Licenses:	Purchase Price	Amortization/ Impairment	Net Value

Business.com.vn Trademark	$1,250,000	$-	$1,250,000
Hi-Tek Software License	275,000	275,000	-
Business.com License Agreement	450,000	450,000	-
Hotels.vn	954,500	34,089	920,411

Total Intangible Assets	2,929,500	759,089	2,170,411

Dudesmart.com	264,000	264,000	-

Total Goodwill	$264,000	$264,000	$-

Amortization Expense: For the period ended July 31, 2008  was $ 34,089..

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

7.  Related Party Transactions

The Company has received advances and accrued consulting fees since inception. The amount owed at July 31, 2008 is $3,847,136. The amount includes interest accruing at rates between 8 and 12%.

<TOC>

BUSINESS.VN, INC.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2008

7.  Related Party Transactions (Continued)

Office Leases

The Company leases its office space in San Diego, California, on a month-to-month basis from a related party at $2,975 per month.

8.  Convertible Notes

The Company has the following notes outstanding:

April 30, 2008

Convertible note @ 8% Matures April 28, 2009	$54,325

Total	$54,325

The note includes interest of $1,325 and is convertible to common stock. At July 31, 2008 the price of conversion was higher than the market price of the stock.

9.  Note Payable

The Company is obligated under a note alluded to in note 4 of these financial statements. Terms indicate a payment due in March 2009 with interest at 10%. The face amount of the note is $477,250 plus accrued interest of $11,931 for a total of $489,181.

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

<TOC>

BUSINESS.VN, INC.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2008

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

13.  Stock Issuances

For the quarter ended July 31, 2008 the Company issued 20,000 shares of stock for settlement of a debt of $6,000. The company also offered under a registration statement for foreign investors or Reg S, 1,300,000 shares of stock which has resulted in cash of $52,761 and a subscription receivable of $21,102.

<TOC>

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION AND RISK FACTORS

Certain statements in this quarterly report constitute "forward-looking statements." Forward-looking statements deal with our current plans, objectives, projections, expectations, assumptions, strategies, and future events. Words such as "may," "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "will," "should," "could," and variations of such words and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our plans, our strengths and weaknesses and other information that is not historical information also are forward-looking statements.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other thing, impact the ability of the Company to implement its business strategy.

In addition to the other information contained in this report, the following risk factors, among others, that make investment in shares of the Company's common stock speculative and risky should be carefully considered.

DEPENDENCE ON KEY PERSONNEL. The success of the Company is largely dependent upon the continued contributions of its key management personnel. The success of the Company also depends upon its ability to attract and retain additional qualified personnel. The process of locating personnel with the combination of skills and attributes required to implement our strategies is very competitive and there can be no assurance that we will be successful in attracting and retaining such personnel, particularly in view of our poor financial position. The loss of the services of our key management personnel or the inability to attract and retain additional qualified personnel could limit or disrupt our future business operations.

NO DIVIDENDS EXPECTED. We have not paid any cash or other dividends on our common shares since inception and we do not expect to pay any dividends in the future. We expect to use any earnings in our operations.

INTENSE COMPETITION IN THE HEALTH INDUSTRIES. There is competition among providers, both individuals and entities, of various internet technologies. Many of these competitors have substantially greater financial and marketing resources than the Company, stronger name recognition, brand loyalty and long-standing relationships with our target customers. Our future success is dependent upon our ability to compete and our failure to do so could adversely affect our business, financial condition and results of operation.

LIMITED OR SPORADIC MARKET QUOTATIONS; POSSIBLE ILLIQUIDITY; PENNY STOCK RESTRICTIONS. Shares of our common stock are quoted and traded from time to time on the OTC Bulletin Board and in the so-called "Pink Sheets," but the quotations and trading activity are limited and sporadic. As a result, our shareholders may find it difficult to obtain accurate quotations concerning the market price of their shares. Our shareholders also may experience more difficulty in attempting to sell their shares than if the shares were listed on a national stock exchange or quoted on the NASDAQ Stock Market. Also, our common shares are classified as a "penny stock" because they are not traded on a national stock exchange or on the NASDAQ Stock Market and the market price is less than $5 per share. Rules of the Securities and Exchange Commission impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as an "established customer" or an "accredited investor." Among other things, a broker-dealer must make a determination that investments in penny stocks are suitable for the customer and must make special disclosures to the customer concerning the risks of penny stocks. Application of the Penny Stock Rules to our common shares could adversely affect the market liquidity of the shares, which in turn may adversely affect the ability of shareholders to sell their share.

<TOC>

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

The following discussion should be read in conjunction with our condensed financial statements, and the related notes included elsewhere in this Quarterly Report on Form 10-QSB and the Annual Report on Form 10-KSB for the fiscal year ended April 30, 2008. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDING JULY 31, 2008 AS COMPARED TO THREE MONTH PERIOD ENDING JULY 31, 2007

The Company had gross revenues totaling $5,149 for the period ended July 31, 2008, compared with $2,390 in gross revenues for the same period ending July 31, 2007. The Company started to receive revenues from its efforts in signing up hotels to their reservations website Hotels.com.vn. Currently this is the Company's only revenue source, which was offset with the licensing cost until April 30, 2007. The Company experienced a net loss of $263,818 for the period ended July 31, 2008, compared with a net loss of $292,738 for the same period ended July 31, 2007. A substantial portion of the increase in net loss is attributable to the increase in depreciation expense.

Consulting fees totaled $94,645 for the period ended July 31, 2008, compared with $83,750 for the same period ending July 31, 2007. . Marketing and advertising cost totaled $ 405 for the period ended July 31, 2008, compared to $86,160 for the same period ending July 31, 2007. This represents a decrease of 85,755. Other administrative expenses incurred by the Company were $18,538 for the period ended July 31, 2008, compared with $17,426 for the same period ended July 31, 2007.

Accrued interest expense mostly on related party notes was $106,009 compared to $92,336.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2008, the Company had cash of $8,470, current liabilities of $4,821,352 and no long term liabilities. We anticipate that current operations will continue to be funded by shareholder loans.

<TOC>

ITEM 3.  QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK RISKS RELATED TO OUR BUSINESS

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money. The loss for the fiscal year April 30, 2008 was $ 1,177,376 and future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given we will be successful in reaching or maintaining profitable operations.

We Will Need to Raise Additional Capital to Finance Operations

Our operations have relied almost entirely on external financing to fund our operations. Such financing has historically come from a combination of borrowings and from the sale of common stock and assets to third parties. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing will be required to cover our operating costs. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price.

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our April 30, 2008 financial statements include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages. Our ability to continue as a going concern will be determined by our ability to obtain additional funding. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Common Stock May Be Affected By Limited Trading Volume and May Fluctuate Significantly

There has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

There is no Assurance of Continued Public Trading Market and Being a Low Priced Security may Affect the Market Value of Our Stock

To date, there has been only a limited public market for our common stock. Our common stock is currently quoted on the OTCBB. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our stock. Our stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the SEC, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions that we no longer meet). For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in this document are the following:
-	the bid and offer price quotes in and for the "penny stock," and the number of shares to which the quoted prices apply,
-	the brokerage firm's compensation for the trade, and
-	the compensation received by the brokerage firm's sales person for the trade.

In addition, the brokerage firm must send the investor:
-	a monthly account statement that gives an estimate of the value of each "penny stock" in the investor's account, and
-	a written statement of the investor's financial situation and investment goals.

<TOC>

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker/dealer, the broker/dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker/dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission's rules may limit the number of potential purchasers of the shares of our common stock.

Resale restrictions on transferring "penny stocks" are sometimes imposed by some states, which may make transaction in our stock more difficult and may reduce the value of the investment. Various state securities laws pose restrictions on transferring "penny stocks" and as a result, investors in our common stock may have the ability to sell their shares of our common stock impaired.

There can be no assurance we will have market makers in our stock. If the number of market makers in our stock should decline, the liquidity of our common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market.

We Could Fail to Retain or Attract Key Personnel

Our future success depends in significant part on the continued services of our Chief Executive Officer. We cannot assure you we would be able to find an appropriate replacement for key personnel. Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.

Nevada Law and Our Charter May Inhibit a Takeover of Our Company That Stockholders May Consider Favorable

Provisions of Nevada law, such as its business combination statute, may have the effect of delaying, deferring or preventing a change in control of our company. As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of our common stock.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of July 31, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

<TOC>

ITEM 4(T).  CONTROLS AND PROCEDURES

Evaluation of and Report on Internal Control over Financial Reporting

The management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:
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

Management assessed the effectiveness of the Company's internal control over financial reporting as of July 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of July 31, 2008, the Company's internal control over financial reporting is effective based on those criteria.

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

<TOC>

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Neither the Company, including its subsidiaries, nor any of its property is the subject of pending legal proceeding.

ITEM 1A.  RISK FACTORS

This item in not applicable as we are currently considered a smaller reporting company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company issued the following securities without registration under the Securities Act of 1933 in reliance upon the exemption afforded by Section 4(2) of that Act, based upon the limited number of persons who acquired the securities in each issuance; no underwriters were involved:

During the quarter ended July 31, 2008, the Company issued 20,000 shares of common stock for reduction of debt. The Company also issued 1,300,000 shares under a registration statement for Reg S securities which has resulted in cash received of $52,761 plus a receivable of $21,103.

ITEM 3.  EXHIBITS.

31.1	Certification Pursuant to Section 302 of Sarbanes Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of Sarbanes Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350
32.2	Certification Pursuant to 18 U.S.C. Section 1350

<TOC>

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 14, 2008	BUSINESS.VN, INC..

By: /S/ Sheldon Silverman Sheldon Silverman Chief Executive Officer, and Chairman of the Board

Date: September 14, 2008	BUSINESS.VN, INC

By: /S/ Steve Coroso Steve Corso Chief Financial Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date
/S/ Sheldon Silverman Sheldon Silverman	Chief Executive Officer, and Chairman of the Board	September 14, 2008

	Title	Date
/S/ Steve Corso Steve Corso	Chief Financial Officer	September 14, 2008