Form 10-Q
period 2008-10-31
BUSINESS.VN, INC.
filed 2008-12-15
CIK 1084370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  OCTOBER 31, 2008

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to ___________.

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

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of December 10, 2008, the issuer had 50,198,311 shares of its common stock issued and outstanding.

INDEX

PART I	FINANCIAL INFORMATION	3

ITEM 1.	Financial Statements	3

	Balance Sheets as of October 31, 2008 (unaudited) and April 30, 2008	3

	Statements of Operations for the Six Months Ended October 31, 2008 and 2007 (unaudited), and cumulative from inception (September 15, 1995) - October 31, 2008 (unaudited)	4

	Statements of Cash Flows for the Six Months Ended October 31, 2008 and 2007 (unaudited) and cumulative from inception (September 15, 1995)-October 31, 2008 (unaudited)	5

	Notes to Financial Statements	6

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

ITEM 3.	Quantitative And Qualitive Disclosures About Market Risk Risks Related To Our Business	15

ITEM 4.	Controls and Procedures	17

ITEM 4(T).	Controls and Procedures	18

PART II	OTHER INFORMATION	19

ITEM 1.	Legal Proceedings	19

ITEM 1A.	Risk Factors	19

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

ITEM 3.	Defaults upon Senior Securities	19

ITEM 4.	Submission of Matters to Vote of Security Holders	19

ITEM 5.	Other Information	19

ITEM 6.	Exhibits	19

	SIGNATURES	20

<TOC>

PART I

ITEM 1.  FINANCIAL STATEMENTS

BUSINESS.VN, INC. (Formerly WorldTradeShow.com, Inc.) (A Development Stage Company) Balance Sheets As of October 31, 2008 and April 30, 2008

	October 31, 2008	April 30, 2008

	(unaudited)
ASSETS
Current assets
Cash	$594	$12,620
Accounts receivable	19,079	6,632
Prepaid expenses		-

Total current assets	19,673	19,252

Equipment, net	208	250
Intangibles, net of accumulated amortization and impairment of:
$ 793,178 and $ 725,000 as of October 31, 2008 and April 30, 2008	2,136,322	2,204,500

Total assets	$2,156,203	2,224,002

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable	$429,679	$344,758
Due to related parties	3,981,423	3,722,718
Accrued liabilities	60,004	51,734
Note payable	501,112	477,250
Convertible note	53,000	53,000

Total liabilities	5,025,218	4,649,460

Shareholders' Deficit
Preferred stock,
$0.001 par value, 5,000,000 authorized. None issued	-	-
Subscription receivable	-	-
Common stock;
$0.001 par value; 100,000,000 shares authorized 52,923,311 and 50,118,311 shares issued and outstanding as of October 31, 2008 and April 30, 2008, respectively	52,923	50,118
Additional paid-in capital	5,996,934	5,801,592
Deficit accumulated during the development stage	(8,918,872)	(8,277,168)

Total shareholders' deficit	(2,869,015)	(2,425,458)

Total liabilities and shareholders' deficit	$2,156,203	$2,224,002

The Accompanying Notes Are An Integral Part Of These Financial Statements.

-  3 -

<TOC>

BUSINESS.VN, INC.
(Formerly WorldTradeShow.com, Inc.)
(A Development Stage Company)
Statements of Operations (unaudited)

	For the three month period ended October 31,		For the six month period ended October 31,		Cumulative from inception (September 15, 1995) to October 31,

	2008	2007	2008	2007	2008

Revenue	$7,544	$2,619	$12,693	$5,008	$143,927

Cost of Sales		-		-	158,143

Gross profit	7,544	2,619	12,693	5,008	(14,216)

General and administrative expenses:
Consulting fees	161,979	91,852	256,624	162,563	3,736,353
Depreciation and amortization	34,110	-	68,220	-	133,907
Marketing and promotion	225	75,750	630	161,910	1,076,207
Rent	8,929	8,100	17,858	15,600	413,442
Professional fees	59,655	43,385	65,986	64,490	413,430
Other administrative expenses	9,310	17,989	27,848	35,515	997,096
Impairment on intangible assets		-		-	970,923

Total general and administrative expenses	274,208	237,076	437,166	440,168	7,741,358

Loss Before Other	(266,664)	(234,457)	(424,473)	(435,160)	(7,755,574)

Other income
Other income (debt forgiveness)		-		-	237,170
Goodwill write down		-		-
Interest expense	(111,222)	(151,940)	(217,231)	(244,276)	(1,400,468)

Net loss	$(377,886)	$(386,397)	$(641,704)	$(679,435)	$(8,918,872)

Loss per common share:
Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	52,180,811	47,551,136	51,520,811	47,551,136

The Accompanying Notes Are An Integral Part Of These Financial Statements.

-  4 -

<TOC>

BUSINESS.VN, INC.
(Formerly WorldTradeShow.com, Inc.)
(A Development Stage Company)
Statement of Cash Flow (unaudited)

	For the Six Months Ended October 31,		Cumulative from inception (September 15, 1995) to

	2008	2007	October 31, 2008

Cash flows from operating activities:
Net loss	$(641,704)	$(679,435)	$(8,918,872)
Adjustments to reconcile net loss to net cash(used) provided by operating activities:
Depreciation and amortization	68,220	-	133,907
Stock options issued		-
Stock issued for services	97,000	-	645,490
Stock issued for interest expense		3,343
Accrued interest	217,231	203,456	217,231
Amortization of outstanding options		11,407
Amortization of convertible not discount		37,401	44,422
Convertible Note Discount		-
Impairment		-	989,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(12,447)	(5,010)	(19,079)
(Increase) decrease in prepaid expenses		31,410
Increase (decrease) in accounts payable	84,921	19,578	429,679
Increase (decrease) in accrued liabilities	8,270	38,000	60,004

Net cash provided by (used in) operating activities	(178,509)	(339,851)	(6,418,218)

Cash flows from investing activities:
Purchase of equipment		-	(10,337)
Acquisition of intellectual property		-	(904,500)

Net cash (used) provided by investing activities		-	(924,837)

Cash flows from financing activities:
Common stock issued for cash	95,147	-	2,625,405
Share issuance costs		-	(45,000)
Settlement of debt and intellectual property (in-kind)		-	53,000
Reduction of long-term liabilities		-
Settlement of obligation to issue capital stock	6,000	-	174,709
Proceeds from convertible notes payable		48,500	53,000
Proceeds from demand notes payable		-	501,112
Due to related parties	65,336	291,984	3,981,423

Net cash provided by financing activities	166,483	340,484	7,343,649

Net increase (decrease) in cash	(12,026)	633	594

Cash, beginning of the period	12,620	223	-

Cash, end of the period	$594	$856	$594

Non-cash investing and financing activities:
Debt issued for marketing license agreement		$-
Other income		-
Debt issued for intellectual property		-
Stock options Issued		91,259	$91,529
BCF of convertible notes		15,600	15,600
Common stock issued for license fee - HiTek Multimedia		-
Common stock issued for acquisition of Dudesmart.com		-
Common stock issued in exchange for intellectual property		-
Common stock issued for convertible notes		48,500	48,500
Common stock issued in exchange for debt		56,240	56,240

Supplemental cash flow disclosure:
Interest paid		$2,692.00	$2,692

Taxes paid		$-

The Accompanying Notes Are An Integral Part Of These Financial Statements.

-  5 -

<TOC>

BUSINESS.VN, INC.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2008

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
October 31, 2008

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
October 31, 2008

2.  Summary of Significant Accounting Policies (continued)

Income Taxes

The Company utilizes SFAS No. 109, Accounting for Income Taxes , which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Issuance of Stock for Services

SFAS No. 123, Accounting for Stock-Based Compensation , encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for employee stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees , and related interpretations, as permitted by SFAS No. 123; accordingly, compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. For stock options issued to non-employees, the issuance of stock options is accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Compensation expense is recognized in the financial statements for stock options granted to non-employees in the period in which the consideration is obtained from the non-employee.

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

-  8 -

<TOC>

BUSINESS.VN, INC.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2008

2.  Summary of Significant Accounting Policies (continued)

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3 . SFAS No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20, Accounting Changes , and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements , and changes the requirement for the accounting for, and reporting of, a change in accounting principles not prescribed by specific transition provisions of the newly adopted standard. It carries forward without change the requirements of APB Opinion No. 20 for accounting for error corrections and changes in estimates. The provisions of SFAS No. 154 will be effective for accounting changes made in fiscal years beginning after December 15, 2005. We do not presently expect to make any accounting changes in the foreseeable future that would be affected by the adoption of SFAS No. 154 when it becomes effective.

3.  Equipment

Equipment at October 31,2008 consisted of the following:

2008
Computer equipment	$250
Accumulated depreciation	(42)

Equipment, net	$208

Depreciation expense charged to operations was $ 42 for the period ending October 31, 2008.

4.  Intangibles, long-lived assets and Goodwill

Hotels.vn

On February 29, 2008 the Company purchased the software and web site of Hotels.vn for a total of $954,500 which was paid in restricted stock of 1,363,571 shares at market price of .35 plus a note of $477,250 payable in March 2009. Interest accrued at 10% on the note. The Web Site is being amortized over seven years.

-  9 -

<TOC>

BUSINESS.VN, INC.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2008

4.  Intangibles, long-lived assets and Goodwill (continued)

Business.com.vn Marketing License Agreement (continued)

Summary of Intangible, long lived assets and goodwill:

Licenses:	Purchase Price	Amortization/ Impairment	Net Value

Business.com.vn Trademark	$1,250,000	$-	$1,250,000
Hi-Tek Software License	275,000	275,000	-
Business.com License Agreement	450,000	450,000	-
Hotels.vn	954,500	68,178	886,322

Total Intangible Assets	2,929,500	793,178	2,136,322

Dudesmart.com	264,000	264,000	-

Total Goodwill	$264,000	$264,000	$-

Amortization Expense: For the period ended October 31, 2008  was $ 68,178

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

7.  Related Party Transactions

The Company has received advances and accrued consulting fees since inception. The amount owed at October 31, 2008 is $3,981,423. The amount includes interest accruing at rates between 8 and 12%.

Office Leases

The Company leases its office space in San Diego, California, on a month-to-month basis from a related party at $2,975 per month.

<TOC>

BUSINESS.VN, INC.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2008

8.  Convertible Notes

The Company has the following notes outstanding:

Convertible note @ 8% Matures April 28, 2009	$53,000

Total	$53,000

The note adds interest of $2,650 at October 31, 2008, which is included in Accrued expenses and is convertible to common stock. At October 31, 2008 the price of conversion was higher than the market price of the stock.

9.  Note Payable

The Company is obligated under a note alluded to in note 4 of these financial statements. Terms indicate a payment due in March 2009 with interest at 10%. The face amount of the note is $477,250 plus accrued interest of $23,862 for a total of $501,112.

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

<TOC>

BUSINESS.VN, INC.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2008

13.  Stock Issuances

For the six months ended October 31, 2008 the Company issued 2,805,000 shares of stock, 20,000 shares for settlement of a debt of $6,000, 485,000 shares of stock for services valued at market at $97,000. The company also offered under a registration statement for foreign investors or Reg S, 2,300,000 shares of stock which has resulted in cash of $ 95,147.

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

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDING OCTOBER 31, 2008 AS COMPARED TO THREE MONTH PERIOD ENDING OCTOBER 31, 2007

The Company had gross revenues totaling $7,544 for the period ended October 31, 2008, compared with $2,619 in gross revenues for the same period ending October 31, 2007. The Company started to receive revenues from its efforts in signing up hotels to their reservations website Hotels.com.vn. Currently this is the Company's only revenue source. The Company experienced a net loss of $377,886 for the period ended October 31, 2008, compared with a net loss of $386,397for the same period ended October 31, 2007.

Consulting fees totaled $161,979 for the period ended October 31, 2008, compared with $91,852 for the same period ending October 31, 2007. Marketing and advertising cost totaled $ 225 for the period ended October 31, 2008, compared to $75,750 for the same period ending October 31, 2007. .

Accrued interest expense mostly on related party notes was $111,222 compared to $151,940.

SIX MONTHS PERIOD ENDING OCTOBER 31, 2008 AS COMPARED TO SIX MONTH PERIOD ENDING OCTOBER 31, 2007

Revenue was $12,693 in 2008 compared to $5,008 in 2007. Consulting expense $256,627 compared to $162,563 and marketing was $630 compared to $161,910 in 2007.

Net loss was $(641,704) compared to $(679,435) and interest expense was $217,231 compared to $244,276.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 2008, the Company had cash of $594, current liabilities of $5,025,218 and no long term liabilities. We anticipate that current operations will continue to be funded by shareholder loans.

<TOC>

ITEM 3.  QUANTITATIVE AND QUALITIVE DISCLOURES ABOUT MARKET RISK

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

<TOC>

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

<TOC>

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of October 31, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of October 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of October 31, 2008, the Company's internal control over financial reporting is effective based on those criteria.

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

ITEM 1A.  RISK FACTORS.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

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

Date: December 11, 2008	BUSINESS.VN, INC.

By: /S/ Sheldon Silverman Sheldon Silverman Chief Executive Officer, and Chairman of the Board

Date: December 11, 2008	BUSINESS.VN, INC

By: /S/ Steve Corso Steve Corso Chief Financial Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

	Title	Date
/S/ Sheldon Silverman Sheldon Silverman	Chief Executive Officer, and Chairman of the Board	December 11, 2008

	Title	Date
/S/ Steve Corso Steve Corso	Chief Financial Officer	December 11, 2008

<TOC>