Form 10-Q
period 2009-01-31
BUSINESS.VN, INC.
filed 2016-09-19
CIK 1084370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JANUARY 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________.

Commission file number 000-1084370

BUSINESS.VN INC.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0355407
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

387 CORONA ST., SUITE 555, DENVER, CO 80218
(Address of principal executive offices)

(720) 442-7000
(Issuer's telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 16, 2016, the issuer had 51,541,197 shares of its common stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

BUSINESS.VN, INC.
(Formerly WorldTradeShow.com, Inc.)
(A Development Stage Company)
Balance Sheets
As of January 31, 2009 and April 30, 2008

	January 31, 2009	April 30, 2008
	(unaudited)

ASSETS
Current assets
Cash	$-	$12,620
Accounts receivable	-	6,632
Total current assets	-	19,252
Equipment, net	-	250
Intangibles	-	2,204,500
Total assets	$-	$2,224,002

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable	$429,679	$344,758
Due to related parties	3,981,423	3,722,718
Accrued liabilities	60,004	51,734
Note payable	501,112	477,250
Convertible note	53,000	53,000
Total liabilities	5,025,218	4,649,460

Shareholders' Deficit
Preferred stock, $0.001 par value, 5,000,000 authorized. None issued	-	-
Subscription receivable	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized 51,541,197 and 50,118,311 shares issued and outstanding as of January 31, 2009 and April 30, 2008, respectively	51,541	50,118
Additional paid-in capital	5,996,934	5,801,592
Deficit accumulated during the development stage	(11,075,075)	(8,277,168)
Total shareholders' deficit	(5,025,218)	(2,425,458)

Total liabilities and shareholders' deficit	$-	$2,224,002

The Accompanying Notes Are An Integral Part Of These Financial Statements.

BUSINESS.VN, INC.
(Formerly WorldTradeShow.com, Inc.)
(A Development Stage Company)
Statements of Operations (unaudited)

	For the three month period ended January 31, 2009		For the nine month period ended January 31,		Cumulative from inception (September 15, 1995) to January 31,
	2009	2008	2009	2008	2009

Revenue	$(12,693)	5,719	-	$10,727	131,234

Cost of Sales	-	-	-	-	158,143

Gross profit	(12,693)	5,719	-	10,727	(26,909)

General and administrative expenses:
Consulting fees		83,102	256,624	245,755	3,736,353
Depreciation and amortization			68,220		133,907
Marketing and promotion		23,390	630	185,300	1,076,207
Rent		9,300	17,858	24,900	413,442
Professional fees		68,500	65,986	132,990	413,430
Impairment of intangibles assets	2,136,322		2,136,322		3,107,245
Other administrative expenses	7,188	17,641	35,036	53,156	1,004,284

Total general and administrative expenses	2,143,510	201,933	2,580,676	642,101	9,884,868

Other (income) expense
Debt forgiveness income					(237,170)
Interest expense	-	88,724	217,231	333,000	1,400,468

Net loss	$2,156,203	(284,939)	2,797,907	964,374	11,075,075

Loss per common share:
Basic and diluted	$-	-	$(0.05)	$(0.02)	-

Weighted average shares outstanding:
Basic and diluted	-	-	51,520,811	37,710,506	-

The Accompanying Notes Are An Integral Part Of These Financial Statements.

BUSINESS.VN, INC.
(Formerly WorldTradeShow.com, Inc.)
(A Development Stage Company)
Statement of Cash Flow (unaudited)

	For the Nine Months Ended January 31,		Cumulative from inception (September 15, 1995) to January 31,
	2009	2008	2009

Cash flows from operating activities:
Net loss	$(2,797,907)	$(964,374)	$(11,075,075)
Adjustments to reconcile net loss to net cash(used) provided by operating activities:
Depreciation and amortization	68,220	-	133,907
Stock options issued
Stock issued for services	97,000	255,607	645,490
Stock issued for interest expense
Accrued interest	217,231	-	217,231
Amortization of outstanding options
Amortization of convertible not discount			44,422
Convertible Note Discount
Impairment	2,136,322	-	3,125,322
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	6,580	(10,729)	(19,079)
(Increase) decrease in prepaid expenses		20,000	8,587
Increase (decrease) in accounts payable	84,921	29,728	429,679
Increase (decrease) in accrued liabilities	8,270	(70,500)	60,004

Net cash provided by (used in) operating activities	(179,353)	(740,718)	(6,429,062)

Cash flows from investing activities:
Purchase of equipment	250	-	(10,087)
Acquisition of intellectual property		-	(904,500)

Net cash (used) provided by investing activities	250	-	(914,587)

Cash flows from financing activities:
Common stock issued for cash	95,147	-	2,625,405
Share issuance costs	-	-	(45,000)
Settlement of debt and intellectual property (in-kind)	-	-	53,000
Reduction of long-term liabilities
Settlement of obligation to issue capital stock	6,000	-	174,709
Proceeds from convertible notes payable	-	-	53,000
Proceeds from demand notes payable	-	48,500	501,112
Due to related parties	65,336	699,150	3,981,423

Net cash provided by financing activities	166,483	747,650	7,343,649

Net increase (decrease) in cash	(12,620)	6,932	-

Cash, beginning of the period	12,620	223	-

Cash, end of the period	$-	$7,155	$ -$

Non-cash investing and financing activities:
Debt issued for marketing license agreement		$-
Other income
Debt issued for intellectual property
Stock options Issued	91,529		$91,529
BCF of convertible notes			15,600
Common stock issued for license fee - HiTek Multimedia	15,600
Common stock issued for acquisition of Dudesmart.com
Common stock issued in exchange for intellectual property
Common stock issued for convertible notes			48,500
Common stock issued in exchange for debt	107,240		56,240

Supplemental cash flow disclosure:
Interest paid		$-	$2,692

Taxes paid		$-

The Accompanying Notes Are An Integral Part Of These Financial Statements.

BUSINESS.VN, INC.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2009

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

The Company has never commenced significant operations and therefore, is classified as a development stage enterprise.

The financial statements included in this Report have been prepared on a retroactive basis based upon on subsequent information available as of September 12, 2016. The Company has been dormant since October 2008 and as of May 5, 2016 is under the control of a Receiver in Nevada’s Eighth Judicial District in #A14-709484-P. As a result all asset accounts have been written down to zero for accounting purposes.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Receiver has prepared this Report for the Company; and the financial statements included within this Report are for the purposes of complying with a deficiency notice from FINRA regarding a proposed corporate action for the Issuer. The Receiver believes the request by FINRA to prepare documents such as these that date beyond the statute of limitations for any public or private cause of action.

Since the Company is currently, in receivership and has no verifiable assets, all assets have been written down to zero.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," as amended by SAB 101A and 101B and as revised by SAB 104, "Revenue Recognition". Accordingly, we recognize revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures About Fair Value of Financial Instruments requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's financial instruments as of January 31, 2009 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses. The fair value of related party payables is not determinable.

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

3. Intangibles, long-lived assets and Goodwill

Summary of Intangible, long lived assets and goodwill: as of April 30, 2008

Licenses:	Purchase Price	Amortization/ Impairment	Net Value
Business.com.vn Trademark	$1,250,000	$-	$1,250,000
Hi-Tek Software License	275,000	275,000	-
Business.com License Agreement	450,000	450,000	-
Hotels.vn	954,500	68,178	886,322

Total Intangible Assets	2,929,500	793,178	2,136,322

Dudesmart.com	264,000	264,000	-

Total Goodwill	$264,000	$264,000	$-

All intangible assets have been written off as of January 31, 2009.

4. Provision for income taxes

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

5. Related Party Transactions

The Company has received advances and accrued consulting fees since inception. The amount owed at January 31, 2009 is $3,981,423. The amount includes interest accruing at rates between 8 and 12%.

6. Convertible Notes

The Company has the following notes outstanding:

Convertible note @ 8% Matures April 28, 2009	$53,000

Total	$53,000

The note which is default adds interest of $2,650 at January 31, 2009, which is included in Accrued expenses and is convertible to common stock.

7. Note Payable

The Company is obligated under a Note alluded to in Note 3 of these financial statements. Terms indicate a payment due in March 2009 with interest at 10%. The face amount of the note is $477,250 plus accrued interest of $23,862 for a total of $501,112. The Note is in default.

8. Stock Issuances

During the six months ended October 31, 2008 the Company issued 2,805,000 shares of stock, 20,000 shares for settlement of a debt of $6,000, 485,000 shares of stock for services valued at market at $97,000. The company also offered under a registration statement for foreign investors or Regulation S, 2,300,000 shares of stock which has resulted in cash of $95,147.

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

The Company has been inactive since the three month period ended January 31, 2009, and is currently under the control of a Receiver in Nevada’s Eighth Judicial District in #A14-709484-P as of May 5, 2016.

RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIOD ENDED JANUARY 31, 2009 AS COMPARED TO THE THREE AND NINE MONTH PERIOD ENDS JANUARY 31, 2008

During the three month period ended January 31, 2009, we became dormant and are currently being managed by a Receiver. As a result we have written off all of our assets, primarily consisting of $2,136,322 in intangible assets. Additionally we reversed all sales activity amounting to $12,693 for the nine month period ended January 31, 2009. As a result of the Company’s status, we have not prepared any comparison to prior periods due to relevance.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no cash on hand as of January 31, 2009 and had no ability to raise capital going forward.

ITEM 3. QUANTITATIVE AND QUALITIVE DISCLOURES ABOUT MARKET RISK

RISKS RELATED TO OUR BUSINESS

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money. The loss for the fiscal year April 30, 2008 was $1,177,376 and is $2,797,907 for the nine month period ended January 31, 2009. Based on the Company’s status as described throughout this Report, we current have no liquidity.

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

There is no Assurance of Continued Public Trading Market and Being a Low Priced Security may affect the Market Value of Our Stock

To date, there has been only a limited public market for our common stock. Our common stock is currently quoted on the OTCBB. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our stock. Our stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the SEC, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions that we no longer meet). For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in this document are the following:

•	the bid and offer price quotes in and for the "penny stock," and the number of shares to which the quoted prices apply,

•	the brokerage firm's compensation for the trade, and

•	the compensation received by the brokerage firm's sales person for the trade.

In addition, the brokerage firm must send the investor:

•	a monthly account statement that gives an estimate of the value of each "penny stock" in the investor's account, and

•	a written statement of the investor's financial situation and investment goals.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We formerly maintained disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Currently the company has no personnel and is being managed by a Receiver

ITEM 4(T). CONTROLS AND PROCEDURES

Evaluation of and Report on Internal Control over Financial Reporting

The management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of January 1, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of January 31, 2009 the Company's internal control over financial reporting was not effective based on those criteria.

This annual report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting. Management's report is not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is under the control of a Receiver in Nevada’s Eighth Judicial District in #A14-709484-P as of May 5, 2016.

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

On January 2, 2009 the company issued 701,866 restricted shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

All securities were in default as of the date of this Report

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

Dated : September 19, 2016	By:	/s/ Robert Stevens
Robert Stevens
Court Appointed Receiver in #A14-709484-P
Acting under its Statutory Authority

