Form 10-K
period 2009-04-30
BUSINESS.VN, INC.
filed 2016-09-19
CIK 1084370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR END ENDED: APRIL 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 16th, 2016 the issuer had 51,541,197 shares of its common stock issued and outstanding.

BUSINESS.VN, INC.

TABLE OF CONTENTS TO

FORM 10-K FOR THE YEAR

ENDED APRIL 30, 2009

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

Business.vn, Inc. (the "Company") was originally formed on September 15, 1995 as Interactive Processing, Inc., a Nevada corporation, to market high-tech consumer electronics through television home-shopping networks, retail stores, catalog companies and their website remotecontrols.com. In March 1999, the Company changed its name to Worldtradeshow.com, Inc. In April, 1999, the Company acquired intellectual property rights to a database and business plan and significantly changed its business plan to develop tradeshow software and market both physical and virtual tradeshow space through the Company's website. The Company has never commenced operations and therefore, is considered to be a development stage enterprise.

The Company has been dormant since October 2008 and as of May 5, 2016 is under the control of a Receiver in Nevada’s Eighth Judicial District in #A14- 709484-P. As a result all asset accounts have been written down to zero for accounting purposes.

Business development: We began with a business plan and business model that has been put into a CD Rom presentation. In 1999 we acquired a database of over 11,000 tradeshow managers, complete with contact information for the majority of all tradeshows in North America. This database was purchased from Chaiisai Tora, Inc., a non-affiliate of the Company. The database will be used when BVNI completes its Virtual Trade Show website.

In mid-2000, the Company acquired DudeSmart.com for 1,200,000 restricted (Rule 144) common shares valued at $264,000. The Company accepted a proposal to exchange 1,200,000 shares of common stock for 100% of the outstanding common stock of Dudesmart.com, Inc. At the time of the transaction, the shares were valued at $.22 per share (estimated value $264,000), and had approximately 12.3 million shares outstanding. The common stock issued as consideration for the purchase of DudeSmart.com was valued based on accordance with paragraph 18 of SFAS 142.

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

BVNI acquired Hotels.vn on February 28, 2008. Hotels.vn(www.Hotels.vn) with over 400 Hotels being advertised is a comprehensive travel/tourism site. Worldwide travelers use this officially sanctioned Vietnam Tourism Association website as the ultimate online resource to review, select, and book hotel rooms, golf tee times (coming soon), purchase airline tickets, rent cars and conduct other travel related transactions. BVNI has an opportunity to generate recurring revenue potentially up to 4,500 Vietnamese hotels, 200 travel companies, and others in the Vietnamese tourism industry.

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

BVNI Milestones	Date	Cost	Staff	Expansion Cost	Completion

BVNI acquires 11,000 trade show database	04/15/99	50,000 shares	0	Sales and tech staff	Not implemented/need funding

BVNIBVNI signs software license agreement with Hi-Tek	02/03/03	27.5M. Shares	3-5	5-10 further tech staff in USA / VN 2006	Completed

BVNI expands to Asia with Business.com.vn partnership	06/26/03	Alliance	3-5	5-10 full time staff with 2-3 tech in Vietnam	Ongoing

BVNI signs exclusive marketing agreement with travel/tourism website in Vietnam- Hotels.vn	02/19/04	As per marketing agreement	30	Hire 10- 20 staff. marketing - $200k in Vietnam	Ongoing and expanding later in 2006

BVNI launches E-Commerce Travel /Tourism website	01/19/06	Marketing costs	1	Sales and Marketing	Completed

BVNI Acquires data base of 300,000 Vietnamese Companies, marketing software, trademarks and intellectual property	03/26/07	4,423,077 shares	20	Sales and Marketing	Ongoing

BVNI lists the Company on the Frankfurt Stock Exchange	02/06/08	$30,000		Trading symbol 44U or A0NDKB	Ongoing

BVNI Acquires Hotels.vn Web Portal	03/06/08	1,363,571		Sales and Marketing	Ongoing

BVNI Launches new corporate website	04/24/08				launched

BVNI's "Travel Booking Engine" generates revenue through the reservation of hotel rooms, airline flights, focusing on the Vietnamese Market. Commission sales are obtained through sales on Hotels.vn and through alliances such as Kayak.com.

Management has focused its resources on the development of the website and the reservation engine that supports the BVNI's business plan. Business.vn and Hotels.vn, have implemented the website to begin the marketing of hotels and capture commissions on the live e-commerce website specializing for tourism in Vietnam. The company will focus on building an e-commerce business directory, further marketing and working with affiliates and alliances for hotels.vn and prepare a private placement memorandum in the coming months.

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

Business.VN- Affiliates & Alliances

Business.com.vn

Business.com.vn is a Vietnamese internet technology and marketing company. "BVNI plans to work closely with Business.com.vn as a strategic marketing partner in Vietnam to showcase products, services and investment opportunities online.

Kayak- www.Kayak.com

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

Hi-Tek.com

Hi-Tek.com (www.Hi-Tek.com) is a successful private international corporation, with locations in San Diego, U.S.A., Mexico, Hanoi, and Ho Chi Minh City, Vietnam. The world-class technology company has been a leading visionary in providing Internet services and multimedia production since 1992, and has formed strong alliances and co-operation with major Vietnamese ISP's (Internet Service Providers) such as Netsoft, VDC, and FPT to commercialize Vietnam 's Internet services.

www.Dotvn.com established in 1998, the Company has experienced rapid growth through the delivery of high value online communication and commerce solutions. The Vietnam Internet Network Information Center (VNNIC) awarded Dot VN an exclusive unlimited length contract to be the first registrar to promote, market and register its country code Top Level Domain (ccTLD) of .VN (Vietnam) in real time via the Internet. Dot VN has formed strong alliances and co-operation with major Vietnamese and international ISP's (Internet service providers) such as Netsoft, VDC, FPT, Verisign, Register.com and over 40 others to commercialize Vietnam's Internet services. Since April 2003, Dot VN has increased .VN domain registrations online (at 35% annually) faster than the other 240 countries.

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

Item 2. Description of Property

The Receiver for the Company provides office space at no cost to BVNI.

EMPLOYEES AND CONSULTING AGREEMENTS

BVNI currently has no employees, other than the Court Appointed Receiver for the Company.

Item 3. Legal Proceedings

In the opinion of management, there are no matters requiring recognition or disclosure as a loss contingency in accordance with Statement of Financial Standards No. 5. The Company is under the control of a Receiver in Nevada’s Eighth Judicial District in #A14-709484-P as of May 5, 2016.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a)	Market information. Our common stock is traded on the OTC Bulletin Board (OTCBB). The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

BVNI.OB- Fiscal Year Ending April 30, 2009
Quarter Ended	High $	Low $
July 31, 2008	$0.35	$0.14
October 31, 2008	$0.18	$0.08
January 31, 2009	$0.08	$0.02
April 30, 2009	$0.039	$0.01
BVNI.OB- Fiscal Year Ending April 30, 2008
Quarter Ended	High $	Low $
July 31, 2007	.65	.19
October 31, 2007	.53	.17
January 31, 2008	.30	.15
April 30, 2008	.55	.20

We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market-based valuation of our common stock.

Stockholders. As of September 16, 2016, there were 156 record holders of our common stock.

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

GOING CONCERN

BVNI has experienced recurring losses, and an accumulated deficit of $11,075,075 as of April 30, 2009. The financial statements included in this Report have been prepared on a retroactive basis based upon on subsequent information available as of September 12, 2016. The Company has been dormant since October 2008 and as of May 5, 2016 is under the control of a Receiver in Nevada’s Eighth Judicial District in #A14-709484-P. As a result all asset accounts have been written down to zero for accounting purposes.

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

CONTROLS AND PROCEDURES

We have no capital on hand to achieve our goals, but we do not have any commitments to obtain such capital and can not give assurance that we will be able to obtain capital as and when required.

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

Overview.

The following discussion should be read in conjunction with our condensed financial statements, and the related notes included elsewhere in this Annual Report on Form 10-KSB for the fiscal year ended April 30, 2009. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

The Company has been inactive since the three month period ended January 31, 2009, and is currently under the control of a Receiver in Nevada’s Eighth Judicial District in #A14-709484-P as of May 5, 2016.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED APRIL 30, 2009 COMPARED TO THE CORRESPONDING PERIOD IN 2008.

During the three month period ended January 31, 2009, we became dormant and are currently being managed by a Receiver. As a result we have written off all of our assets, primarily consisting of $2,136,322 in intangible assets. Additionally we reversed all sales activity amounting to $12,693 for the year ended April 30, 2009 has been written off. As a result of the Company’s status, we have not prepared any comparison to prior periods due to relevance.

Liquidity and capital resources.

The Company had no cash on hand as of April 30, 2009 and had no ability to raise capital going forward.

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

Item7. Financial Statements

Index To Financial Statements

Page

Receiver’s Report	F-2
Balance Sheet as of April 30, 2009 (unaudited) and April 30, 2008 (audited)	F-3
Statement of Operations for the Year ended April 30, 2009 (unaudited), April 30, 2008 (audited) and cumulative from inception (September 15, 1995 to April 30, 2008)	F-4
Statement of Cash Flows for the year ended April 30, 2009 (unaudited), April 30, 2007 (audited) and cumulative from inception (September 15, 1995 to April 30, 2009)	F-5
Notes to Financial Statements	F-6

The Board of Business.vn, Inc.

I have prepared the accompanying balance sheet of Business.vn, Inc. as of April 30, 2009 (unaudited) and 2008 and the related statements of operations, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.

We have prepared the financial statements and three SEC filings for the purposes of complying with a deficiency notice from FINRA regarding a proposed corporate action for the Issuer. We believe the request by FINRA to prepare documents such as these that date beyond the statute of limitations for any public or private cause of action.

BUSINESS.VN, INC.
(Formerly WorldTradeShow.com, Inc.)
(A Development Stage Company)
Balance Sheets
As of April 30, 2009 and April 30, 2008

	April 30, 2009	April 30, 2008
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$-	$12,620
Accounts receivable	-	6,632
Total current assets	-	19,252
Equipment, net	-	250
Intangibles	-	2,204,500
Total assets	$-	2,224,002

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable	$429,679	$344,758
Due to related parties	3,981,423	3,722,718
Accrued liabilities	60,004	51,734
Note payable	501,112	477,250
Convertible note	53,000	53,000
Total liabilities	5,025,218	4,649,460

Shareholders' Deficit
Preferred stock, $0.001 par value, 5,000,000 authorized. None issued	-	-
Subscription receivable	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized 51,541,197 and 50,118,311 shares issued and outstanding as of April 30, 2009 and April 30, 2008, respectively	51,541	50,118
Additional paid-in capital	5,996,934	5,801,592
Deficit accumulated during the development stage	(11,075,075)	(8,277,168
Total shareholders' deficit	(5,025,218)	(2,425,458)
Total liabilities and shareholders' deficit	$-	$2,224,002

The Accompanying Notes Are An Integral Part Of These Financial Statements.

BUSINESS.VN, INC.
(Formerly WorldTradeShow.com, Inc.)
(A Development Stage Company)
Statements of Operations

	For the years ending April 30,		Cumulative from inception (September 15, 1995 to April
	2009	2008	30, 2009
	(unaudited)	(audited)

Revenue	$-	$18,973	$131,234

Cost of Sales	-	-	158,143

Gross profit	-	18,973	(26,909)

General and administrative expenses:
Consulting fees	256,624	302,505	3,736,353
Depreciation and amortization	68,220	-	133,907
Marketing and promotion	630	184,245	1,076,207
Rent	17,858	30,255	413,442
Professional fees	65,986	50,566	413,430
Impairment of intangibles assets	2,136,322	-	3,107,245
Other administrative expenses	35,036	159,331	1,004,284
Total general and administrative expenses	2,580,676	726,902	9,884,868

Other (income) expense
Debt forgiveness income			(237,170)
Interest expense	217,231	469,447	1,400,468

Net loss	$2,797,907	$1,176,376	$11,075,075

Loss per common share:
Basic and diluted	$(0.05)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	51,520,811	48,200,101

The Accompanying Notes Are An Integral Part Of These Financial Statements.

BUSINESS.VN, INC.
(Formerly WorldTradeShow.com, Inc.)
(A Development Stage Company)
Statement of Cash Flows

	For the Years Ended April 30,			Cumulative from inception (September 15, 1995) to
	2009	2008		April 30, 2009
	(unaudited)
Cash flows from operating activities:
Net loss	$(2,797,907)		$(1,177,376)	$(11,075,075)
Adjustments to reconcile net loss to net cash(used) provided by operating activities:
Depreciation and amortization	68,220		-	133,907
Stock options issued			-
Stock issued for services	97,000		533,490	645,490
Stock issued for interest expense
Accrued interest	217,231			217,231
Amortization of outstanding options
Amortization of convertible not discount				44,422
Convertible Note Discount
Impairment	2,136,322			3,125,322
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	6,580		21,722	(19,079)
(Increase) decrease in prepaid expenses				8,587
Increase (decrease) in accounts payable	84,921		342,592	429,679
Increase (decrease) in accrued liabilities	8,270		(18,766)	60,004
Net cash provided by (used in) operating activities	(179,353)		(298,338)	(6,429,062)

Cash flows from investing activities:
Purchase of equipment	250		(250)	(10,087)
Acquisition of intellectual property			(954,500)	(904,500)
Net cash (used) provided by investing activities	250		(954,750)	(914,587)

Cash flows from financing activities:
Common stock issued for cash	95,147		337,720	2,625,405
Share issuance costs			-	(45,000)
Settlement of debt and intellectual property (in-kind)			(1,255,199)	53,000
Reduction of long-term liabilities
Settlement of obligation to issue capital stock	6,000		-	174,709
Proceeds from convertible notes payable			477,250	53,000
Proceeds from demand notes payable				501,112
Due to related parties	65,336		1,705,714	3,981,423
Net cash provided by financing activities	166,483		1,265,485	7,343,649
Net increase (decrease) in cash	(12,620)		12,397	-
Cash, beginning of the period	12,620		223	-
Cash, end of the period	$-		$12,620	$-

Non-cash investing and financing activities:
Debt issued for marketing license agreement		$
Other income
Debt issued for intellectual property
Stock options Issued	91,529			$91,529
BCF of convertible notes				15,600
Common stock issued for license fee - HiTek Multimedia	15,600
Common stock issued for acquisition of Dudesmart.com
Common stock issued in exchange for intellectual property
Common stock issued for convertible notes				48,500
Common stock issued in exchange for debt	107,240			56,240

Supplemental cash flow disclosure:
Common stock issued for intellectual property	$954,500		-	-
Common stock issued in exchange for debt	$338		-	-
Interest paid	$-		$-	$2,692
Taxes paid			$-

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures About Fair Value of Financial Instruments requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's financial instruments as of April 30, 2009 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses. The fair value of related party payables is not determinable.

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

All intangible assets have been written off as of April 30, 2009.

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

5. Related Party Transactions

The Company has received advances and accrued consulting fees since inception. The amount owed at April 30, 2009 is $3,981,423. The amount includes interest accruing at rates between 8 and 12%.

6. Convertible Notes

The Company has the following notes outstanding:

Convertible note @ 8% Matures April 28, 2009	$53,000

Total	$53,000

The note which is default adds interest of $2,650 at April 30, 2009, which is included in Accrued expenses and is convertible to common stock.

7. Note Payable

The Company is obligated under a Note alluded to in Note 3 of these financial statements. Terms indicate a payment due in March 2009 with interest at 10%. The face amount of the note is $477,250 plus accrued interest of $23,862 for a total of $501,112. The Note is in default

8. Stock Issuances

During the six months ended October 31, 2008 the Company issued 2,805,000 shares of stock, 20,000 shares for settlement of a debt of $6,000, 485,000 shares of stock for services valued at market at $97,000. The company also offered under a registration statement for foreign investors or Regulation S, 2,300,000 shares of stock which has resulted in cash of $95,147.

Item 8. Controls and Procedures

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of April 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of April 30, 2009 the Company's internal control over financial reporting was not effective based on those criteria.

This annual report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting. Management's report is not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

ITEM 8B. OTHER INFORMATION.

None.

15

Item 13. Exhibits

EXHIBIT
NUMBER	DESCRIPTION

3.1*	Articles of Incorporation of the Company Filed September 15, 1995
4.1*	Form of Common Stock Certificate
10.1*	Business.com.vn MOU
10.2*	Hotels.vn Marketing agreement (Business.com.vn agreement)
10.3*	Hotels Extension document (Business.com.vn extension)
10.4*	Hi-Tek Reservation Engine agreement
10.5*	Maxsima discount card
10.6*	Hi-Tek service agreement
10.8*	My BajaGuide.com MOU
10.9*	Mexican association agreement
10.10*	DotVN agreement
10.11	VTIC MOU
10.12*	Consulting Agreement
10.13*	Hi-Tek interest agreement
10.144*	Hi-Tek Reservation Engine Extension
10.15*	Independent contractors' agreement
10.16*	Independent contractors' agreement
10.17	Hi-Tek Service agreement with attached schedule "A"
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Receiver pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of Receiver pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

___________

* These documents are incorporated herein by reference as exhibits hereto. Following the description of each such exhibit is a reference to the document as it appeared in a specified report previously filed with the SEC, to which there have been no amendments or changes.

(A) Management contract or compensatory plan or arrangement.

16

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS.VN, INC.

Date: September 19, 2016	By:	/s/ ROBERT STEVENS
Court-Appointed Receiver Acting Under its Statutory Authority

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

17