Form 10-Q
period 2009-07-31
BUSINESS.VN, INC.
filed 2016-09-19
CIK 1084370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JULY 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 16, 2016 the issuer had 51,541,197 shares of its common stock issued and outstanding.

INDEX

PART I. FINANCIAL INFORMATION		3

ITEM 1.	Financial Statements	3

	Balance Sheets as of July 31, 2009 (unaudited) and April 30, 2009(unaudited)	3

	Statements of Operations for the Three Months Ended July 31, 2009 and 2008(unaudited) and cumulative from inception (September 15, 1995) - July 31, 2009 (unaudited)	4

	Statements of Cash Flows for the Three Months Ended July 31, 2009 and 2008 (unaudited) and cumulative from inception (September 15, 1995) - July 31, 2009 (unaudited)	5

	Notes to Condensed Financial Statements	6

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative And Qualitive Disclosures About Market Risk Risks Related To Our Business	11

ITEM 4.	Controls and Procedures	13

PART II.		15

ITEM 1.	Legal Proceedings	15

ITEM 1A.	Risk Factors	15

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

ITEM 3.	Defaults Upon Senior Securities.	15

ITEM 4.	Submission of Matters to Vote of Security Holders.	15

ITEM 5.	Other Information.	15

ITEM 6.	Exhibits	15

	SIGNATURES	16

PART I

ITEM 1. FINANCIAL STATEMENTS

July 31, 2009
(unaudited)
ASSETS
Current assets
Total assets	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable	429,679
Due to related parties	3,981,423
Accrued liabilities	60,004
Note payable	501,112
Convertible note	53,000

Total liabilities	$5,025,218

Shareholders' Deficit
Preferred stock, $0.001 par value 5,000,000 authorized. None issued
Common stock; $0.001 par value; 100,000,000 shares authorized 51,541,197 and 51,541,197 shares issued and outstanding as of July 31, 2009 and April 30, 2009, respectively	51,154
Additional paid-in capital	5,996,934
Deficit accumulated during the development stage	(11,075,075)

Total shareholders' deficit	(5,025,218

Total liabilities and shareholders' deficit	$-

The Accompanying Notes Are An Integral Part Of These Financial Statements.

BUSINESS.VN, INC.
(Formerly WorldTradeShow.com, Inc.)
(A Development Stage Company)
Statements of Operations (unaudited)

	For the three month period ended		Cumulative from inception (September 15, 1995) to
	July 31, 2009	July 31, 2008	July 31, 2009
Revenue	$-	$5,149	$131,234
Cost of Sales	-	-	158,143

Gross profit	-	5,149	26,909

General and administrative expenses:
Consulting fees	-	94,645	3,736,353
Depreciation and amort.	-	34,110	133,907
Marketing and promotion	-	405	1,076,207
Rent	-	8,929	413,442
Professional fees	-	6,331	413,430
Impairment of intangibles			3,107,245
Other administrative exp.	-	18,538	1,004,284

Total general and administrative expenses		162,958	9,884,868

Other (income) exp
Debt forgiveness	-	-	(237,170)
Interest expense	-	(106,009)	1,400,468

Net loss	$-	$(263,818)	$11,075,075

Loss per common share:
Basic	$-	$(0.01)

Weighted average shares outstanding:
Basic	51,520,811	50,778,311

The Accompanying Notes Are An Integral Part Of These Financial Statements.

BUSINESS.VN, INC.
(Formerly WorldTradeShow.com, Inc.)
(A Development Stage Company)
Statement of Cash Flows (unaudited)

	For the three month period ended		Cumulative from inception (September 15, 1995) to
	July 31, 2009	July 31, 2008	July 31, 2009
Cash flows from operating activities:
Net loss	$-	$(263,818)	(11,075,075)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization		34,110	133,907
Stock options issued	-	-	-
Stock issued for services	-	-	645,490
Convertible Note Discount	--
Amortization of Note Discount			44,422
Accrued interest			217,231
Impairment	-	-	3,125,322
Changes in operating assets and liabilities:
(Increase) decrease in accounts receiv.	-	(5,096)	(19,079)
(Increase) decrease in prepaids	-	-	8,587
Increase (decrease) in accounts pay.	-	30,452	429,679
Increase (decrease) in accrued liab.	-	3,766	60,004

Net cash (used in) operating activities	-	(200,586)	(6,429,062)

Cash flows from investing activities:
Purchase of equipment	-	-	(10,087)
Acquisition of intellectual property	-	-	(904,500)

Net cash (used in) investing activities	-	-	(914,587)

Cash flows from financing activities:
Common stock issued for cash	-	52,762	2,625,405
Share issuance costs	-	-	(45,000)
Settlement of debt and intell. property	-	-	53,000
Reduction of long-term liabilities	-	-	-
Settlement to issue capital stock	-	6,000	174,709
Convertible notes payable	-	11,931	53,000
Notes payable	-	1,325	501,112
Due to related parties	-	124,418	3,981,423

Net cash provided by financing activit.		196,436	7,343,649

Net increase (decrease) in cash	-	(4,150)	-

Cash, beginning of the period	-	12,620	-

Cash, end of the period	$-	$8,470	$-

Supplemental cash flow disclosure:

Interest paid	$-	$-	2,692

The Accompanying Notes Are An Integral Part Of These Financial Statements.

BUSINESS.VN, INC.
(A Development Stage Company)
Notes to Financial Statements
July 31, 2009

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures About Fair Value of Financial Instruments requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company's financial instruments as of July 31, 2009 approximate their respective fair values because of the short-term nature of these instruments. Such instruments consist of cash, accounts payable and accrued expenses. The fair value of related party payables is not determinable.

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

4. Related Party Transactions

The Company has received advances and accrued consulting fees since inception. The amount owed at July 31, 2009 is $3,981,423. The amount includes interest accruing at rates between 8 and 12%.

5. Convertible Notes

The Company has the following notes outstanding:

Convertible note @ 8% Matures April 28, 2009	$53,000

Total	$53,000

The note which is default adds interest of $2,650 at July 31, 2009, which is included in Accrued expenses and is convertible to common stock.

6. Note Payable

The Company is obligated under a Note alluded to in Note 3 of these financial statements. Terms indicate a payment due in March 2009 with interest at 10%. The face amount of the note is $477,250 plus accrued interest of $23,862 for a total of $501,112. The Note is in default

7. Stock Issuances

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

The Company has been inactive since the three month period ended July 31, 2009, and is currently under the control of a Receiver in Nevada’s Eighth Judicial District in #A14-709484-P as of May 5, 2016.

RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED JULY 31, 2009 AS COMPARED TO THE THREE MONTH PERIOD ENDED JULY 31, 2008

During the three month period ended January 31, 2009, we became dormant and are currently being managed by a Receiver. We did not record any revenue during the three month period ended July 31, 2009 and have not prepared any comparison to prior periods due to relevance.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no cash on hand as of July 31, 2009 and had no ability to raise capital going forward.

ITEM 3. QUANTITATIVE AND QUALITIVE DISCLOURES ABOUT MARKET RISK

RISKS RELATED TO OUR BUSINESS

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money. The loss for the fiscal year April 30, 2009 was $2,797,907. Based on the Company’s status as described throughout this Report, we current have no liquidity.

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

Evaluation of and Report on Internal Control over Financial Reporting

The management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

-	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

-

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

-

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of July 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of July 31, 2009 the Company's internal control over financial reporting was not effective based on those criteria.

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

There were no unregistered sales of equity securities for the period.

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

