Form 10-K/A
period 2009-04-30
BUSINESS.VN, INC.
filed 2016-11-04
CIK 1084370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Amendment No. 1)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 3, 2016 the issuer had 51,541,197 shares of its common stock issued and outstanding.

BUSINESS.VN, INC.

TABLE OF CONTENTS TO

FORM 10-K FOR THE YEAR

ENDED APRIL 30, 2009

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The following are factors that could cause actual results or events to differ materially from those anticipated, and include, but are not limited to general economic, financial and business conditions, changes in and compliance with governmental laws and regulations, our ability to obtain additional financing from outside investors and/or bank and mezzanine lenders; and our ability to generate sufficient revenues to cover operating losses and position us to achieve positive cash flow.

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

Item7. Financial Statements

Index To Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2
Receiver’s Report	F-3
Balance Sheet as of April 30, 2009 (unaudited) and April 30, 2008 (audited)	F-4
Statement of Operations for the Year ended April 30, 2009 (unaudited), April 30, 2008 (audited) and cumulative from inception (September 15, 1995 to April 30, 2008)	F-5
Statement of Cash Flows for the year ended April 30, 2009 (unaudited), April 30, 2007 (audited) and cumulative from inception (September 15, 1995 to April 30, 2009)	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Business.VN, Inc.:

We have audited the accompanying balance sheet of Business.VN, Inc. (“the Company”) as of April 30, 2009 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended, and the related notes to the financial statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Because of the matters described in the Basis for Disclaimer Opinion paragraph below, however, we were not able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion.

Basis for Disclaimer Opinion;

We were not engaged as auditors of the Company until October of 2016 at which time much of the audit evidence necessary to provide a basis for an audit opinion had been destroyed or lost. We were unable to satisfy ourselves by other audit procedures concerning the assets and liabilities held at April 30, 2009, as well as the revenues and expenses recognized for the year then ended. As a result of these matters, we were unable to determine whether any adjustments might have been found necessary in respect of recorded or unrecorded assets, liabilities, revenue and expenses.

Because of the significance of the matters described in the Basis for Disclaimer Opinion paragraph, we have not been able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion. Accordingly, we do not express an opinion on these financial statements.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting. Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Lakewood, CO
November 4, 2016

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

The Accompanying Notes Are An Integral Part Of These Financial Statements.

BUSINESS.VN, INC.
(Formerly WorldTradeShow.com, Inc.)
Statements of Operations

	For the years ending April 30,
	2009	2008

Revenue	$-	$18,973

Cost of Sales	-	-

Gross profit	-	18,973

General and administrative expenses:
Consulting fees	256,624	302,505
Depreciation and amortization	68,220	-
Marketing and promotion	630	184,245
Rent	17,858	30,255
Professional fees	65,986	50,566
Impairment of intangibles assets	2,136,322	-
Other administrative expenses	35,036	159,331
Total general and administrative expenses	2,580,676	726,902

Other (income) expense
Debt forgiveness income
Interest expense	217,231	469,447

Net loss	$2,797,907	$1,176,376

Loss per common share:
Basic and diluted	$(0.05)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	51,520,811	48,200,101

The Accompanying Notes Are An Integral Part Of These Financial Statements.

BUSINESS.VN, INC.
(Formerly WorldTradeShow.com, Inc.)
Statement of Cash Flows

	For the Years Ended April 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(2,797,907)	$(1,177,376)
Adjustments to reconcile net loss to net cash(used) provided by operating activities:
Depreciation and amortization	68,220	-
Stock options issued		-
Stock issued for services	97,000	533,490
Stock issued for interest expense
Accrued interest	217,231
Amortization of outstanding options
Amortization of convertible not discount
Convertible Note Discount
Impairment	2,136,322
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	6,580	21,722
(Increase) decrease in prepaid expenses
Increase (decrease) in accounts payable	84,921	342,592
Increase (decrease) in accrued liabilities	8,270	(18,766)
Net cash provided by (used in) operating activities	(179,353)	(298,338)

Cash flows from investing activities:
Purchase of equipment	250	(250)
Acquisition of intellectual property	-	(954,500)
Net cash (used) provided by investing activities	250	(954,750)

Cash flows from financing activities:
Common stock issued for cash	95,147	337,720
Share issuance costs		-
Settlement of debt and intellectual property (in-kind)		(1,255,199)
Reduction of long-term liabilities
Settlement of obligation to issue capital stock	6,000	-
Proceeds from convertible notes payable		477,250
Proceeds from demand notes payable
Due to related parties	65,336	1,705,714
Net cash provided by financing activities	166,483	1,265,485
Net increase (decrease) in cash	(12,620)	12,397
Cash, beginning of the period	12,620	223
Cash, end of the period	$-	$12,620

Non-cash investing and financing activities:
Debt issued for marketing license agreement		$-
Other income
Debt issued for intellectual property
Stock options Issued	91,529
BCF of convertible notes
Common stock issued for license fee - HiTek Multimedia	15,600
Common stock issued for acquisition of Dudesmart.com
Common stock issued in exchange for intellectual property
Common stock issued for convertible notes
Common stock issued in exchange for debt	107,240

Supplemental cash flow disclosure:
Common stock issued for intellectual property	$954,500	-
Common stock issued in exchange for debt	$338	-
Interest paid	$-	$-
Taxes paid		$-

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

Going Concern

The Company has experienced net losses to date; we will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable the Company to reach profitable operations, however, it is not guaranteed that the plan will succeed nor that the Company will be able to execute its plans. The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

ITEM 8B. OTHER INFORMATION.

None.

18

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

19

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BUSINESS.VN, INC.

Date: November 4, 2016	By:	/s/ ROBERT STEVENS
Court-Appointed Receiver Acting Under its Statutory Authority

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

20