Form 10-K
period 2016-04-30
Omni Global Technologies, Inc.
filed 2017-08-30
CIK 1084370

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: APRIL 30, 2016

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________.

Commission file number 000-51126

OMNI GLOBAL TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	88-0355407
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

53 Calle Palmeras, Suite 802 San Juan Puerto Rico, 00901
(Address of principal executive offices)

787-767-0808
(Issuer's telephone number)

Business.VN, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on July 31, 2016, the last business day of the registrant’s most recently completed fiscal quarter, computed by reference to the last sale price of the registrant’s common stock as reported by The NASDAQ Global Select Market on such date, was $-0-. This computation assumes that all executive officers, directors and persons known to the registrant to be the beneficial owners of more than ten percent of the registrant’s common stock are affiliates of the registrant. Such assumption should not be deemed conclusive for any other purpose.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 25, 2017 the issuer had 20,368,703 shares of its common stock issued and outstanding.

OMNI GLOBAL TECHNOLOGIES, INC., INC.

TABLE OF CONTENTS TO

FORM 10-K

FOR THE YEAR ENDED APRIL 30, 2016

i

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

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-K to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and related notes.

ii

PART I

Item 1. Business

Description of Business

BACKGROUND

Unless the context otherwise requires, the terms "we", "our", "us", "OMNI", OMGT or "Omni Global Technologies, Inc." refers to Omni Global Technologies Inc. (formerly Business.vn, Inc.)

Omni Global Technologies, Inc. (“OMNI” or the "Company") was originally formed on September 15, 1995 as Interactive Processing, Inc., a Nevada corporation, to market high-tech consumer electronics through television home-shopping networks, retail stores, catalog companies and their website remotecontrols.com. In March 1999, the Company changed its name to Worldtradeshow.com, Inc. In April, 1999, the Company acquired intellectual property rights to a database and business plan and significantly changed its business plan to develop tradeshow software and market both physical and virtual tradeshow space through the Company's website.

The Company has been dormant since October 2008 and was under the control of a Receiver in Nevada’s Eighth Judicial District in #A14- 715484-P as of May 15, 2016. As of April 30, 2016 the Company had no assets. All liabilities outstanding as of April 30, 2009 have been carried over to the 2016 balance sheet; because these liabilities had not been technically discharged as of that date

Reverse Split and Name Change

On November 18, 2016, we effected a 1 for 150 reverse split and changed our name from Business.vn, Inc. to Omni Global Technologies, Inc., and the Company’s trading symbol changed from “BVNI” to “OMGT”. Under the guidelines of Staff Accounting Bulletin 4c, a capital structure change such as a stock split that occurs after the date of the most recent balance sheet must be given retroactive effect in the balance sheet. Accordingly, all references to the numbers of Common Shares and per share data in the accompanying financial statements have been adjusted to reflect this reverse split on a retroactive basis, unless indicated otherwise. As of April 30, 2016 we had 368,703 shares outstanding.

COMPETITION

Not applicable

RESEARCH AND DEVELOPMENT

Not applicable

Item 1A. Risk Factors

None.

Item 2. Property

Description of Property

The Receiver for the Company provides office space at no cost to OMNI.

EMPLOYEES AND CONSULTING AGREEMENTS

OMNI currently has no employees, other than the Court Appointed Receiver for the Company.

Item 3. Legal Proceedings

In the opinion of management, there are no matters requiring recognition or disclosure as a loss contingency in accordance with Statement of Financial Standards No. 5. The Company is under the control of a Receiver in Nevada’s Eighth Judicial District in #A14-715484-P as of May 5, 2016.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a)	Market information. Our common stock is traded on the OTC Bulletin Board (OTCBB) under the symbol “OMGT”. The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

OMGT- Fiscal Year Ending April 30, 2016
Quarter Ended	High $		Low $
July 31, 2015	$	N/A	$	N/A
October 31, 2015	$	N/A	$	N/A
January 31, 2016	$	N/A	$	N/A
April 30, 2016	$	N/A	$	N/A

We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market-based valuation of our common stock.

Stockholders.  As of May 30, 2017, there were 156 record holders of our common stock.

Item 6. Selected Financial Data.

None.

Item 7. Management's Discussion and Analysis or Plan of Operation

This Annual Report on Form 10-K and the information incorporated by reference may include "forward-looking statements," as defined in Section 27A of the Securities Act and Section 21E of the Exchange Act. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding expected financial position and operating results, business strategy, financing plans and the outcome of any contingencies are forward-looking statements. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any forward-looking statements. Please refer to Part I, Item 1 ("Cautionary Statement Regarding Future Results, Forward-Looking Information/Statements and Certain Important Factors") of this Form 10-K for additional information. The following discussion should be read in conjunction with our consolidated financial statements and the related notes included in this Form 10-K.

GOING CONCERN

OMNI has experienced recurring losses, and an accumulated deficit of $11,075,075 as of April 30, 2016. The Company has been dormant since October 2008 and as of April 30, 2016 is under the control of a Receiver in Nevada’s Eighth Judicial District in #A14-715484-P. The Company had no assets as of April 30, 2016 and 2015, respectively.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS RELATED TO AN INVESTMENT IN OMNI GLOBAL TECHNOLOGIES, INC. STOCK

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

CONTROLS AND PROCEDURES

We have no capital on hand to achieve our goals, but we do not have any commitments to obtain such capital and cannot give assurance that we will be able to obtain capital as and when required.

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

Overview.

The following discussion should be read in conjunction with our condensed financial statements, and the related notes included elsewhere in this Annual Report on Form 10-K for the fiscal year ended April 30, 2016. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED APRIL 30, 2016 COMPARED TO THE CORRESPONDING PERIOD IN 2015

During the three month period ended January 31, 2008, we became dormant and are being managed by a Receiver. We did not record and revenues or incur any expense for the 12 month periods ended April 30, 2016 and 2015, respectively.

Liquidity and capital resources.

The Company had no cash on hand as of April 30, 2016 and had no ability to raise capital going forward.

Off-balance sheet arrangements.

We do not have any off-balance sheet financing arrangements or liabilities.

Critical accounting estimates and policies.

The Company has adopted all recently issued accounting pronouncements.

Item 8. Financial Statements

The financial statements and notes thereto are included in this Report and begin on page F-1 with the index to consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of April 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of April 30, 2016 the Company's internal control over financial reporting was not effective based on those criteria.

This annual report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting. Management's report is not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Iiem 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

None.

Item 11. Executive Compensation.

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14. Principal Accounting Fees and Services.

Not applicable.

7

PART IV

Item 15. Exhibits, Financial Statement Schedules.

EXHIBIT
NUMBER	DESCRIPTION

3.1*	Articles of Incorporation of the Company Filed September 15, 1995 (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
4.1*	Form of Common Stock Certificate (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.1*	Business.com.vn MOU (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.2*	Hotels.vn Marketing agreement (Business.com.vn agreement) (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.3*	Hotels Extension document (Business.com.vn extension) (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.4*	Hi-Tek Reservation Engine agreement (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.5*	Maxsima discount card (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.6*	Hi-Tek service agreement (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.8*	My BajaGuide.com MOU (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.9*	Mexican association agreement (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.10*	DotVN agreement (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.11*	VTIC MOU (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.12*	Consulting Agreement (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.13*	Hi-Tek interest agreement (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.14*	Hi-Tek Reservation Engine Extension (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.15*	Independent contractors' agreement (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.16*	Independent contractors' agreement (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.17*	Hi-Tek Service agreement with attached schedule “A” (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
31.1**	Certification of Receiver pursuant to Exchange Act Rule 13a-14(a)
32.1**	Certification of Receiver pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

101.INS**	XBRL Instances Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

___________

* These documents are incorporated herein by reference as exhibits hereto. Following the description of each such exhibit is a reference to the document as it appeared in a specified report previously filed with the SEC, to which there have been no amendments or changes.

** Filed or Furnished herewith.

(A) Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNI GLOBAL TECHNOLOGIES, INC.

Date: August 30, 2017	By:	/s/ Olivia Funk
Olivia Funk Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Omni Global Technologies, Inc.:

We have audited the accompanying balance sheet of Omni Global Technologies, Inc. (“the Company”) as of April 30, 2016 and the related statement of operations, stockholders’ equity (deficit) and cash flow for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinions.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Omni Global Technologies, Inc., as of April 30, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC
Lakewood, CO
August 30, 2017

OMNI GLOBAL TECHNOLOGIES, INC.

(Formerly Business.vn, Inc.)
Balance Sheets
As of April 30, 2016 and April 30, 2015

	April 30, 2016	April 30, 2015
		(unaudited)
ASSETS
Current assets
Cash	$–	$–
Total assets	$–	–

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable	$429,679	$429,679
Due to related parties	3,981,423	3,981,423
Accrued liabilities	60,004	60,004
Note payable	501,112	501,112
Convertible note	53,000	53,000
Total liabilities	5,025,218	5,025,218

Shareholders' Deficit
Preferred stock, $0.001 par value, 5,000,000 authorized. None issued	–	–
Common stock; $0.001 par value; 400,000,000 shares authorized 368,703 and 368,703 shares issued and outstanding as of April 30, 2016 and April 30, 2015, respectively	368	368
Additional paid-in capital	6,049,489	6,049,489
Accumulated deficit	(11,075,075)	(11,075,075)
Total shareholders' deficit	(5,025,218)	(5,025,218)
Total liabilities and shareholders' deficit	$–	$–

The Accompanying Notes Are An Integral Part Of These Financial Statements.

F-3

OMNI GLOBAL TECHNOLOGIES, INC.

(Formerly Business.vn, Inc.)

Statements of Operations

	For the years ending April 30,
	2016	2015
		(unaudited)
Revenue	$–	$–
Total general and administrative expenses	–	–
Other (income) expense	–	–
Net loss	$–	$–

Loss per common share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	368,703	368,703

The Accompanying Notes Are An Integral Part Of These Financial Statements.

OMNI GLOBAL TECHNOLOGIES, INC.
(Formerly Business.vn, Inc.)
Statement of Cash Flows

For the Years Ended April 30,
	2016	2015
(unaudited)
Cash flows from operating activities:
Net loss	$–	$–
Net cash provided by (used in) operating activities	–	–

Cash flows from investing activities:
Net cash (used) provided by investing activities	–	–

Cash flows from financing activities:
Net cash provided by financing activities	–	–

Net increase (decrease) in cash	–	–
Cash, beginning of the period	–	–
Cash, end of the period	$–	$–

Supplemental cash flow disclosure:

The Accompanying Notes Are An Integral Part Of These Financial Statements.

F-5

OMNI GLOBAL TECHNOLOGIES, INC.
(Formerly Business.vn)
Statements of Changes in Stockholders Deficit

	Common Stock		Additional Paid-in	Stockholders
	Shares	Amount	Capital	Deficit	Total

Balance, April 30, 2015 (Unaudited)	368,703	$368	$6,049,489	$(11,075,075)	$(5,025,218)
2016 Activity	–	–	–	–	–
Balance, April 30, 2016	368,703	$368	$6,049,489	$(11,075,075)	$(5,025,218)

The Accompanying Notes Are An Integral Part Of These Financial Statements.

OMNI GLOBAL TECHNOLOGIES, INC.
(Formerly Business.vn)

Notes to Financial Statements

1. Organization

Unless the context otherwise requires, the terms "we", "our", "us", "OMNI", OMGT or "Omni Global Technologies, Inc." refers to Omni Global Technologies Inc. (formerly Business.vn, Inc.)

Omni Global Technologies, Inc. (“OMNI” or the "Company") was originally formed on September 15, 1995 as Interactive Processing, Inc., a Nevada corporation, to market high-tech consumer electronics through television home-shopping networks, retail stores, catalog companies and their website remotecontrols.com. In March 1999, the Company changed its name to Worldtradeshow.com, Inc. In April, 1999, the Company acquired intellectual property rights to a database and business plan and significantly changed its business plan to develop tradeshow software and market both physical and virtual tradeshow space through the Company's website. The Company has never commenced operations

The Company has been dormant since October 2008 and was under the control of a Receiver in Nevada’s Eighth Judicial District in #A14- 715484-P as of May 15, 2016. As of April 30, 2016 the Company had no assets. All liabilities outstanding as of April 30, 2009 have been carried over to the 2016 balance sheet; because these liabilities had not been technically discharged as of that date

Reverse Split and Name Change

On November 18, 2016, the Company effected a 1 for 150 reverse split and changed its name from Business.vn, Inc., to Omni Global Technologies, Inc., and the Company’s trading symbol changed from “BVNI” to “OMGT”. Under the guidelines of Staff Accounting Bulletin 4c, a capital structure change such as a stock split that occurs after the date of the most recent balance sheet must be given retroactive effect in the balance sheet. Accordingly, all references to the numbers of Common Shares and per share data in the accompanying financial statements have been adjusted to reflect this forward split on a retroactive basis, unless indicated otherwise.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses or recognized when incurred.

Income Taxes

The Company utilizes SFAS No. 115,  Accounting for Income Taxes , which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Going Concern

The Company has an accumulated deficit of $11,075,075 to date. We will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company is working a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable the Company to reach profitable operations, however, there can be no assurances that the plan will succeed nor that the Company will be able to execute its plans.

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

All intangible assets and goodwill have been written off as of April 30, 2016.

3. Provision for income taxes

As of April 30, 2016, the Company has a federal net operating loss carry forwards of $11,075,075 that can be utilized to reduce future taxable income. The net operating loss carry forward will expire through 2023 if not utilized. Utilization of the net operating loss and tax credit carry forward may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carry forwards before utilization. The Company has provided a full valuation allowance on the deferred tax asset because of uncertainty regarding realizability.

4. Subsequent Events

On November 18, 2016, the Company effected a 1 for 150 reverse split and changed its name from Business.vn, Inc., to Omni Global Technologies, Inc., and the Company’s trading symbol changed from “BVNI” to “OMGT”.

