Form 10-K
period 2017-04-30
Omni Global Technologies, Inc.
filed 2017-08-30
CIK 1084370

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: APRIL 30, 2017

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on July 31, 2017, the last business day of the registrant’s most recently completed fiscal quarter, computed by reference to the last sale price of the registrant’s common stock as reported by The NASDAQ Global Select Market on such date, was approximately $3,687. This computation assumes that all executive officers, directors and persons known to the registrant to be the beneficial owners of more than ten percent of the registrant’s common stock are affiliates of the registrant. Such assumption should not be deemed conclusive for any other purpose.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 25, 2017 the issuer had 20,368,703 shares of its common stock issued and outstanding.

OMNI GLOBAL TECHNOLOGIES, INC.,

TABLE OF CONTENTS TO

FORM 10-K FOR THE YEAR

ENDED APRIL 30, 2017

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

The Company was dormant from October 2008 through May 15, 2016 until it was placed under the control of a Receiver in Nevada’s Eighth Judicial District pursuant to #A14- 715484-P. Substantially all of the liabilities that have been outstanding since October 2008 are expected to be legally discharged by the Court, but the discharge has not occurred as of the date of this Report. As a result, all liabilities outstanding as of April 30, 2009 have been carried over to the April 30, 2017 balance sheet.

Reverse Split and Name Change

On November 18, 2016, we effected a 1 for 150 reverse split and changed our name from Business.vn, Inc. to Omni Global Technologies, Inc., and the Company’s trading symbol changed from “BVNI” to “OMGT”. Under the guidelines of Staff Accounting Bulletin 4c, a capital structure change such as a stock split that occurs after the date of the most recent balance sheet must be given retroactive effect in the balance sheet. Accordingly, all references to the numbers of Common Shares and per share data in the accompanying financial statements have been adjusted to reflect this reverse split on a retroactive basis, unless indicated otherwise. As of April 30, 2017 we had 20,351,422 shares outstanding.

SHARE PURCHASE AGREEMENT

From the period from May 15, 2016 through March 22, 2017 we were under the control of a court appointed Receiver. During that period the Receiver ran the Company and incurred expenses to maintain its status as public company and to locate a potential buyer for the Company. On May 23, 2017 the Company entered into a Share Purchase Agreement (“SPA”) with JOJ Holdings (the “Purchaser”, LLC maintaining an address at 53 Calle Palmeras, San Juan Puerto Rico. Under the terms of the SPA, the Purchaser agreed to purchase 20,000,000 of our $0.001 par value common stock; and to assume the liability of a judgement creditor in the amount of $25,690.41. Additionally, and concurrent with the signing of the SPA by the Company; the Receiver resigned from the Company, and the Purchaser elected Olivia Funk as the sole officer and director of the Company. The $150,000 received at closing was distributed by an escrow agent and was used to cover Receiver expenses incurred during the receivership period, and other company expenses. All $150,000 was disbursed prior to April 30, 2017. Therefore, the Company which began the year with no cash, ended up with no cash as on hand as of its April 30, 2017 balance sheet date.

COMPETITION

Not applicable

RESEARCH AND DEVELOPMENT

Not applicable

Item 1A. Risk Factors

None.

1

Item 2. Description of Property

JOJ Holdings, LLC provides office space at no cost to the Company.

EMPLOYEES AND CONSULTING AGREEMENTS

The Company has one employee, Olivia Funk who serves as Chief Executive Officer

Item 3. Legal Proceedings

In the opinion of management, there are no matters requiring recognition or disclosure as a loss contingency in accordance with Statement of Financial Standards No. 5.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a)	Market information. Our common stock is traded on the OTC Bulletin Board (OTCBB) under the symbol “OMGT”. The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

OMGT- Fiscal Year Ending April 30, 2017
Quarter Ended	High $		Low $
July 31, 2016	$	N/A	$	N/A
October 31, 2016	$	N/A	$	N/A
January 31, 2017		$0.55		$0.08
April 30, 2017		$0.20		$0.08

OMGT- Fiscal Year Ending April 30, 2016
Quarter Ended	High $		Low $
July 31, 2015	$	N/A	$	N/A
October 31, 2015	$	N/A	$	N/A
January 31, 2016	$	N/A	$	N/A
April 30, 2016	$	N/A	$	N/A

We consider our common stock to be thinly traded and, accordingly, reported sales prices or quotations may not be a true market-based valuation of our common stock.

Stockholders.  As of June, 2017, there were 157 record holders of our common stock.

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

GOING CONCERN

The Company has experienced of $11,228,988 net losses to date; we will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company is working a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable the Company to reach profitable operations, however, there can be no assurances that the plan will succeed nor that the Company will be able to execute its plans.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS RELATED TO AN INVESTMENT IN OMNI GLOBAL TECHNOLOGIES, INC., INC. STOCK

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

Overview.

The following discussion should be read in conjunction with our condensed financial statements, and the related notes included elsewhere in this Annual Report on Form 10-K for the fiscal year ended April 30, 2017. Certain statements contained herein may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially, as discussed more fully herein.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED APRIL 30, 2017 COMPARED TO THE CORRESPONDING PERIOD ENDED APRIL 30, 2016

During the three month period ended January 31, 2008, we became dormant and remained dormant until May 2016 when we placed on the control of a court appointed Receiver. During the twelve month fiscal year ended April 2016 we did not record and revenues or incur any expenses. During the 12 month period ended April 30, 2017 we incurred $150,000 in expense and $3,913 in interest expense; and emerged from receivership. Going forward we do not know what type of business activity we will pursue.

Liquidity and capital resources.

The Company had no cash on hand as of April 30, 2017. The Purchaser of the controlling interest in the Company which was obtained pursuant to the SPA intends to invest more money into the company, however, there can be no assurances.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of April 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of April 30, 2017 the Company's internal control over financial reporting was not effective based on those criteria.

This annual report does not include an attestation report of the Company's registered accounting firm regarding internal control over financial reporting. Management's report is not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

None.

Item 11. Executive Compensation.

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14. Principal Accounting Fees and Services.

None.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

EXHIBIT
NUMBER	DESCRIPTION

3.1*	Articles of Incorporation of the Company Filed September 15, 1995 (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
4.1*	Form of Common Stock Certificate (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.1*	Business.com.vn MOU (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.2*	Hotels.vn Marketing agreement (Business.com.vn agreement) (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.3*	Hotels Extension document (Business.com.vn extension) (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.4*	Hi-Tek Reservation Engine agreement (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.5*	Maxsima discount card (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.6*	Hi-Tek service agreement (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.8*	My BajaGuide.com MOU (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.9*	Mexican association agreement (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.10*	DotVN agreement (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.11*	VTIC MOU (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.12*	Consulting Agreement (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.13*	Hi-Tek interest agreement (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.14*	Hi-Tek Reservation Engine Extension (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.15*	Independent contractors' agreement (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.16*	Independent contractors' agreement (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.17*	Hi-Tek Service agreement with attached schedule “A” (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.18**	Share Purchase Agreement
31.1**	Certification of Receiver pursuant to Exchange Act Rule 13a-14(a)
32.1**	Certification of Receiver pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

101.INS**	XBRL Instances Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Omni Global Technologies, Inc.:

We have audited the accompanying balance sheets of Omni Global Technologies, Inc. (“the Company”) as of April 30, 2017 and 2016 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Omni Global Technologies, Inc., as of April 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC
Lakewood, CO
August 30, 2017

OMNI GLOBAL TECHNOLOGIES, INC.

(Formerly Business.vn, Inc.)
Balance Sheets
As of April 30, 2017 and April 30, 2016

	April 30, 2017	April 30, 2016

ASSETS
Current assets
Cash	$–	$–
Total assets	$–	$–

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable	$429,679	$429,679
Due to related parties	3,981,423	3,981,423
Accrued liabilities	63,917	60,004
Note payable	501,112	501,112
Convertible note	53,000	53,000
Total liabilities	5,029,131	5,025,218

Shareholders' Deficit
Preferred stock, $0.001 par value, 5,000,000 authorized. None issued	–	–
Common stock; $0.001 par value; 400,000,000 shares authorized 20,368,703 and 368,703 shares issued and outstanding as of April 30, 2017 and April 30, 2016, respectively	20,368	368
Additional paid-in capital	6,179,489	6,049,489
Accumulated deficit	(11,228,988)	(11,075,075)
Total shareholders' deficit	(5,029,131)	(5,025,218)
Total liabilities and shareholders' deficit	$–	$–

The Accompanying Notes Are An Integral Part Of These Financial Statements.

OMNI GLOBAL TECHNOLOGIES, INC.

(Formerly Business.vn, Inc.)

Statements of Operations

	For the years ending April 30,
	2017	2016

Revenue	$–	$–

General and administrative	30,580	–
Consulting fees	40,000	–
Professional fees	77,420	–
Total operating expenses	148,000	–

(Loss) from operations	(148,000)	–

Other income (expense)
Interest expense	(5,913)	–
Loss from operations	(153,913)	–
Provision for income taxes	–	–
Net Loss	$(153,913)	–

Loss per common share:
Basic and diluted	$(0.06)	$0.00

Weighted average shares outstanding:
Basic and diluted	2,450,895	368,703

The Accompanying Notes Are An Integral Part Of These Financial Statements.

OMNI GLOBAL TECHNOLOGIES, INC.
(Formerly Business.vn, Inc.)
Statement of Cash Flows

	For the Years Ended April 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(153,913)	$–
Changes in operating assets and liabilities
Increase in accrued liabilities	3,913	–
Net cash (used in) operating activities	(150,000)	–

Cash flows from investing activities:
Net cash (used in) provided by investing activities	–	–

Cash flows from financing activities:
Proceeds from the issuance of common stock	150,000	–
Net cash provided by financing activities	150,000

Net change in cash	–	–
Cash, beginning of the period	–	–
Cash, end of the period	$–	$–

The Accompanying Notes Are An Integral Part Of These Financial Statements.

F-5

OMNI GLOBAL TECHNOLOGIES, INC.
(Formerly Business.vn, Inc.)
Statements of Changes in Stockholders Deficit

	Common Stock		Additional Paid-in	Stockholders
	Shares	Amount	Capital	Deficit	Total

Balance, April 30, 2016 (Unaudited)	368,703	$368	$6,049,489	$(11,075,075)	$(5,025,218)
Shares issued for cash	20,000,000	20,000	130,000	–	150,000
Net loss for the year ended April 30, 2017	–	–	–	(153,913)	(153,913)
Balance, April 30, 2017	20,368,703	$20,368	$6,179,489	$(11,228,988)	$(5,029,131)

OMNI GLOBAL TECHNOLOGIES, INC.

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

The Company was dormant from October 2008 through May 15, 2016 until it was placed under the control of a Receiver in Nevada’s Eighth Judicial District pursuant to #A14-715484-P. Substantially all of the liabilities that have been outstanding since October 2008 are expected to be legally discharged court, but the discharge has not occurred as of the date of this Report. As a result, all liabilities outstanding as of April 30, 2009 have been carried over to the April 30, 2017 balance sheet.

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

Going Concern

The Company has an accumulated deficit of $11,228,988 to date. We will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company is working a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable the Company to reach profitable operations, however, there can be no assurances that the plan will succeed nor that the Company will be able to execute its plans.

Operating Expenses

Operating expenses for the fiscal year ended April 30, 2017 are comprised of accounting, the court appointed receiver’s professional fees, legal expenses, transfer agent expenses and other professional and consulting fees. These fees are not related to company operations but fees incurred to help the Company emerge from receivership status and re-establish itself as a reporting public company.

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

3. Provision for income taxes

As of April 30, 2017, the Company has a federal net operating loss carry forwards of $11,228,988 that can be utilized to reduce future taxable income. The net operating loss carry forward will expire through 2023 if not utilized. Utilization of the net operating loss and tax credit carry forward may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carry forwards before utilization. The Company has provided a full valuation allowance on the deferred tax asset because of uncertainty regarding realizability.

4. Stockholder’s Equity

Common Stock

The Company has 400,000,000 shares of Common Stock authorized with a par value of $0.001 per share and 5,000,000 shares of Preferred Stock authorized, with a par value of $0.001 per share. As of April 30, 2017 and 2016 there were 20,368,703 and 368,703 common shares outstanding, respectively. No shares of Preferred Stock are outstanding.

Common Stock Issued in Private Placements

During the year ended April 30, 2017 under the terms of the SPA, the Company accepted subscription agreements from one investor and issued 20,000,000 shares of its common stock on March 24, 2017 at a price of $0.0075 per share for gross proceeds totaling $150,000.

During the year ended April 30, 2017, the Company did not accept any subscription agreements

