Form 10-Q
period 2017-07-31
Omni Global Technologies, Inc.
filed 2017-08-31
CIK 1084370

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission File Number: 000-51126

OMNI GLOBAL TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0355407
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

53 Calle Palmeras, Suite 802 San Juan Puerto Rico, 00901	00901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 787-767-0808

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes      No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

As of August 30, 2017 there were 20,368,703 shares of Common Stock, par value $0.001 issued and outstanding.

OMNI GLOBAL TECHNOLOGIES, INC.

TABLE OF CONTENTS

FORM 10-Q

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.

All forward-looking statements speak only as of the date of this Report. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

3

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of July 31, 2017 (Unaudited) and April 30, 2017

F-2	Interim Unaudited Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended July 31, 2017 and 2016

F-3	Interim Unaudited Statements of Cash Flows for the Three Months Ended July 31, 2017 and 2016

F-4	Notes to Interim Unaudited Financial Statements

OMNI GLOBAL TECHNOLOGIES, INC.

(Formerly Business.vn, Inc.)
Balance Sheets
As of July 31, 2017 and April 30, 2017

	July 31, 2017	April 30, 2017
		Audited
ASSETS
Current assets
Cash	$–	$–
Total assets	$–	$–

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable	$–	429,679
Due to related parties	36,269	3,981,423
Accrued liabilities	–	63,917
Note payable	–	501,112
Convertible note	–	53,000
Total liabilities	36,269	5,029,131

Shareholders' Deficit
Preferred stock, $0.001 par value, 5,000,000 authorized. None issued	–	–
Common stock; $0.001 par value; 400,000,000 shares authorized 20,368,703 and 20,368,703 shares issued and outstanding as of July 31, 2017 and April 30, 2017, respectively	20,368	20,368
Additional paid-in capital	6,179,489	6,179,489
Accumulated deficit	(6,236,126)	(11,228,988
Total shareholders' deficit	(36,269)	(5,029,131)
Total liabilities and shareholders' deficit	$–	$–

The Accompanying Notes Are An Integral Part Of These Financial Statements.

OMNI GLOBAL TECHNOLOGIES, INC.

(Formerly Business.vn, Inc.)

Statements of Operations

	For the three months ended July 31,
	2017	2016

Revenue	$–	$–

Professional fees	9,890	–
Total operating expenses	9,890	–

(Loss) from operations	(9,890)	–
	–	–
Other income (expense)	–	–
Debt forgiveness	5,003,192	–
Interest expense	(441)	–
Total other income and expense	5,002,752	–
Income from operations	4,992,862	–
Provision for income taxes	–	–
Net Income	$4,992,862	–

Income per common share:
Basic and diluted	$0.25	$0.00

Weighted average shares outstanding:
Basic and diluted	20,368,703	20,368,703

The Accompanying Notes Are An Integral Part Of These Financial Statements.

OMNI GLOBAL TECHNOLOGIES, INC.
(Formerly Business.vn, Inc.)
Statement of Cash Flows

	For the three months ended July 31,
	2017	2016

Cash flows from operating activities:
Net income	$4,992,862	–
Changes in operating assets and liabilities
Forgiveness of debt	(5,003,192)	–
Increase in related party liabilities	10,330	–
Net cash (used in) operating activities	–	–

Cash flows from investing activities:
Net cash (used in) provided by investing activities	–	–

Cash flows from financing activities:
Net cash provided by financing activities	–	–

Net change in cash	–	–
Cash, beginning of the period	–	–
Cash, end of the period	$–	–

The Accompanying Notes Are An Integral Part Of These Financial Statements.

Notes to Unaudited Financial Statements

For The Three Month Interim Period Ended July 31, 2017

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

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

The Company was dormant from October 2008 through May 15, 2016 until it was placed under the control of a Receiver in Nevada’s Eighth Judicial District pursuant to Case #A14-715484-P (“the Case”). On March 23, 2017 we entered into a share purchase agreement described below. On June 13, 2017, pursuant to an order by the judge presiding over this Case, OMNI emerged from receivership and substantially all liabilities that had been outstanding since 2009 were officially discharged.

SHARE PURCHASE AGREEMENT

From the period from May 15, 2016 through March 22, 2017 we were under the control of a court appointed Receiver. During that period the Receiver ran the Company and incurred expenses to maintain its status as public company and to locate a potential buyer for the Company. On May 23, 2017 the Company entered into a Share Purchase Agreement (“SPA”) with JOJ Holdings (the “Purchaser”, LLC maintaining an address at 53 Calle Palmeras, San Juan Puerto Rico. Under the terms of the SPA, the Purchaser agreed to purchase 20,000,000 of our $0.001 par value common stock; and to assume the liability of a judgement creditor in the amount of $25,690.41. Additionally, and concurrent with the signing of the SPA by the Company; the Receiver resigned from the Company, and the Purchaser elected Olivia Funk as the sole officer and director of the Company. The $150,000 received at closing was distributed by an escrow agent and was used to cover Receiver expenses incurred during the receivership period, and other company expenses. All $150,000 was disbursed prior to April 30, 2017. During the three months ended July 31, 2017, the Purchaser loaned the Company $9,890 to pay certain professional fees to maintain the company’s status as a public company.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Going Concern

The Company has an accumulated deficit of $6,236,126 to date. We will need additional working capital for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company is working a strategy to meet future operational goals which may include equity funding, short term or long term financing or debt financing, to enable the Company to reach profitable operations, however, there can be no assurances that the plan will succeed nor that the Company will be able to execute its plans.

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

NOTE 3. PROVISION FOR INCOME TAXES

As of July 31, 2017 the Company has a federal net operating loss carry forwards of $6,236,126 that can be utilized to reduce future taxable income. The net operating loss carry forward will expire through 2023 if not utilized. Utilization of the net operating loss and tax credit carry forward may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carry forwards before utilization. The Company has provided a full valuation allowance on the deferred tax asset because of uncertainty regarding realizability.

NOTE 4. STOCKHOLDER’S EQUITY

Common Stock

The Company has 400,000,000 shares of Common Stock authorized with a par value of $0.001 per share and 5,000,000 shares of Preferred Stock authorized, with a par value of $0.001 per share. As of July 31, 2017 and April 30, 2017 there were 20,368,703 and 20,368,703 common shares outstanding, respectively. No shares of Preferred Stock are outstanding.

Common Stock Issued in Private Placements

During the three- month period ended July 31, 2017, the Company did not accept any subscription agreements for the sale of its common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

The Company was dormant from October 2008 through May 15, 2016 until it was placed under the control of a Receiver in Nevada’s Eighth Judicial District pursuant to Case #A14-715484-P (“the Case”). On March 23, 2017 we entered into a share purchase agreement described below. On June 13, 2017, pursuant to an order by the judge presiding over this Case, OMNI emerged from receivership and substantially all liabilities that had been outstanding since 2009 were officially discharged. As a result the company recorded $5,003,192 in income from the forgiveness of debt that had been outstanding since the Company became dormant in 2009.

SHARE PURCHASE AGREEMENT

From the period from May 15, 2016 through March 22, 2017 we were under the control of a court appointed Receiver. During that period the Receiver ran the Company and incurred expenses to maintain its status as public company and to locate a potential buyer for the Company. On May 23, 2017 the Company entered into a Share Purchase Agreement (“SPA”) with JOJ Holdings the Purchaser, LLC maintaining an address at 53 Calle Palmeras, San Juan Puerto Rico. Under the terms of the SPA, the Purchaser agreed to purchase 20,000,000 of our $0.001 par value common stock; and to assume the liability of a judgement creditor in the amount of $25,690.41. Additionally, and concurrent with the signing of the SPA by the Company; the Receiver resigned from the Company, and the Purchaser elected Olivia Funk as the sole officer and director of the Company. The $150,000 received at closing was distributed by an escrow agent and was used to cover Receiver expenses incurred during the receivership period, and other company expenses. All $150,000 was disbursed prior to April 30, 2017. During the three months ended July 31, 2017, the Purchaser loaned the Company $9,890 to pay certain professional fees to maintain the company’s status as a public company.

Reverse Split and Name Change

On November 18, 2016, we effected a 1 for 150 reverse split and changed our name from Business.vn, Inc. to Omni Global Technologies, Inc., and the Company’s trading symbol changed from “BVNI” to “OMGT”. Under the guidelines of Staff Accounting Bulletin 4c, a capital structure change such as a stock split that occurs after the date of the most recent balance sheet must be given retroactive effect in the balance sheet. Accordingly, all references to the numbers of Common Shares and per share data in the accompanying financial statements have been adjusted to reflect this reverse split on a retroactive basis, unless indicated otherwise. As of July 31, 2017 we had 20,368,703 shares outstanding.

Results of Operations

Results of Operations for the three months ended July 31, 2017 and 2016

The Company has not commenced any operating activity subsequent to the SPA. For the three months ended July 31, 2017 we incurred $9,890 in operating expenses to maintain our status as a public company. Additionally we incurred $441 in interest expense. There was no activity, whatsoever, during the comparable three month period ended July 31, 2016.

As a result of the discharge of all liabilities pursuant to the court order in the Case, we recorded non-cash other income of $5,003,192 for the three month period ended July 31, 2017.

Liquidity and Capital Resources

We had no cash on hand as of July 31, 2017. All funding for company expenses is being provided by the Purchaser who holds controlling interest in the Company.

Inflation

Although our operations may be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended July 31, 2017.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of July 31, 2017 and April 30, 2017.

Critical Accounting Estimates

Our financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our 2017 in Form 10-K Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July, 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based on this evaluation, our CEO has concluded that our disclosure controls and procedures were ineffective as of July 31, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any legal proceeding that we believe will have a material adverse effect upon our business or financial position and no such action has been threatened.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended July 31, 2017 we did not sell any shares of our common stock.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6 Exhibits

EXHIBIT
NUMBER	DESCRIPTION
3.1*	Articles of Incorporation of the Company Filed September 15, 1995 (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
4.1*	Form of Common Stock Certificate (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.1*	Business.com.vn MOU (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.2*	Hotels.vn Marketing agreement (Business.com.vn agreement) (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.3*	Hotels Extension document (Business.com.vn extension) (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.4*	Hi-Tek Reservation Engine agreement (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.5*	Maxsima discount card (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.6*	Hi-Tek service agreement (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.8*	My BajaGuide.com MOU (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.9*	Mexican association agreement (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.10*	DotVN agreement (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.11*	VTIC MOU (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.12*	Consulting Agreement (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.13*	Hi-Tek interest agreement (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.14*	Hi-Tek Reservation Engine Extension (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.15*	Independent contractors' agreement (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.16*	Independent contractors' agreement (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.17*	Hi-Tek Service agreement with attached schedule “A” (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.18**	Share Purchase Agreement
10.19	Change order of Discharge
31.1**	Certification of Receiver pursuant to Exchange Act Rule 13a-14(a)
32.1**	Certification of Receiver pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
101.INS**	XBRL Instances Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

OMNI GLOBAL TECHNOLOGIES, INC.

Date: August 31, 2017	By:	/s/ Olivia Funk
Olivia Funk Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

