Form 10-Q/A
period 2017-07-31
Omni Global Technologies, Inc.
filed 2017-10-16
CIK 1084370

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Omni Global Technologies Inc is filing Amendment No. 1 to its Quarterly Report on Form 10-Q for the three-month period ended July 31, 2017 (“Amendment No. 1”) to amend the Quarterly Report which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 31, 2017 (the “Original Quarterly Report”). The purpose of this Amendment No. 1 is to amend financial information related to activity for the three-month period ended July 31, 2016 which reflected as no activity in the Original Quarterly Report. This Amendment reflect a loss of $29,760 for the period ended July 31, 2016 compared to no loss or activity during the relevant period. Changes have been made throughout the Report to reflect this loss. Additionally, an accounting policy was added to describe the Company’s process for recording professional fees and the Statements of operations and Cash flow statement have been labeled as unaudited. No changes were made to the financial statements or disclosures for the period ended July 31, 2017.

Except as described above, no attempt has been made in this Amendment No. 1 to modify or update the other disclosures in the Original Quarterly Report. Amendment No. 1 continues to speak as of the date of the Original Quarterly Report, and Omni Global Technologies has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Quarterly Report. Accordingly, Amendment No. 1 should be read in conjunction with the Original Quarterly Report.

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

OMNI GLOBAL TECHNOLOGIES, INC.

(Formerly Business.vn, Inc.)
Balance Sheets
As of July 31, 2017 and April 30, 2017

	July 31, 2017	April 30, 2017
	Unaudited	Audited
ASSETS
Current assets
Cash	$–	$–
Total assets	$–	$–

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable	$–	429,679
Due to related parties	36,269	3,981,423
Accrued liabilities	–	63,917
Note payable	–	501,112
Convertible note	–	53,000
Total liabilities	36,269	5,029,131

Shareholders' Deficit
Preferred stock, $0.001 par value, 5,000,000 authorized. None issued	–	–
Common stock; $0.001 par value; 400,000,000 shares authorized 20,368,703 and 20,368,703 shares issued and outstanding as of July 31, 2017 and April 30, 2017, respectively	20,368	20,368
Additional paid-in capital	6,179,489	6,179,489
Accumulated deficit	(6,236,126)	(11,228,988
Total shareholders' deficit	(36,269)	(5,029,131)
Total liabilities and shareholders' deficit	$–	$–

The Accompanying Notes Are An Integral Part Of These Financial Statements.

OMNI GLOBAL TECHNOLOGIES, INC.

(Formerly Business.vn, Inc.)

Statements of Operations (unaudited)

	For the three months ended July 31,
	2017	2016

Revenue	$–	$–

Professional fees	9,890	28,500
Administrative expenses	–	1,260
Total operating expenses	9,890	29,760

(Loss) from operations	(9,890)	(29,760)
	–	–
Other income (expense)	–	–
Debt forgiveness	5,003,192	–
Interest expense	(441)	–
Total other income and expense	5,002,752	(29,760)
Income (loss) from operations	4,992,862	–
Provision for income taxes	–	–
Net Income (Loss)	$4,992,862	(29,760)

Income (loss) per common share:
Basic and diluted	$0.25	$(0.08)

Weighted average shares outstanding:
Basic and diluted	20,368,703	368,703

The Accompanying Notes Are An Integral Part Of These Financial Statements.

OMNI GLOBAL TECHNOLOGIES, INC.
(Formerly Business.vn, Inc.)
Statement of Cash Flows (unaudited)

	For the three months ended July 31,
	2017	2016

Cash flows from operating activities:
Net income	$4,992,862	$(29,760)
Changes in operating assets and liabilities
Forgiveness of debt	(5,003,192)	–
Increase in related party liabilities	10,330	–
Net cash (used in) operating activities	–	(29,760)

Cash flows from investing activities:
Net cash (used in) provided by investing activities	–	–

Cash flows from financing activities:
Loans and advances	–	30,000
Net cash provided by financing activities	–	30,000

Net change in cash	–	240
Cash, beginning of the period	–	–
Cash, end of the period	$–	$240

The Accompanying Notes Are An Integral Part Of These Financial Statements.

Notes to Unaudited Financial Statements

For The Three Month Interim Period Ended July 31, 2017

(Unaudited)

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements at July 31, 2017 as presented in the Company’s Annual Report on Form 10-K filed on August 30, 2017 with the SEC.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements at December 31, 2013 as presented in the Company’s Annual Report on Form 10-K filed on April 15, 2014 with the SEC.

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

Professional fees

With the exception of accounting fees, substantially all professional fees expensed by the Company are hours of work performed by the Court appointed receiver to help the Company emerge from receivership by obtaining external financing. The fees are expensed as incurred as a liability of the Company and the reimbursement of these fees incurred by Receiver is dependent on the amount of financing obtained.

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

Results of Operations

Results of Operations for the three months ended July 31, 2017 and 2016

The Company has not commenced any operating activity subsequent to the SPA. For the three months ended July 31, 2017 we incurred $9,890 in operating expenses to maintain our status as a public company. Additionally we incurred $441 in interest expense. For the three month period ended July 31, 2016 we recorded $29,760 in expenses of which $28,500 were professional fees incurred by the Court appointed receiver.

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6 Exhibits

EXHIBIT
NUMBER	DESCRIPTION
3.1*	Articles of Incorporation of the Company Filed September 15, 1995 (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
4.1*	Form of Common Stock Certificate (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.1*	Business.com.vn MOU (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.2*	Hotels.vn Marketing agreement (Business.com.vn agreement) (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.3*	Hotels Extension document (Business.com.vn extension) (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.4*	Hi-Tek Reservation Engine agreement (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.5*	Maxsima discount card (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.6*	Hi-Tek service agreement (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.8*	My BajaGuide.com MOU (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.9*	Mexican association agreement (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.10*	DotVN agreement (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.11*	VTIC MOU (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.12*	Consulting Agreement (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.13*	Hi-Tek interest agreement (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.14*	Hi-Tek Reservation Engine Extension (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.15*	Independent contractors' agreement (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.16*	Independent contractors' agreement (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.17*	Hi-Tek Service agreement with attached schedule “A” (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.18*	Share Purchase Agreement (Incorporated by reference to Form 10-K filed August 30, 2017)
10.19*	Change order of Discharge (Incorporated by reference to Form 10-Q filed August 31, 2017)
31.1**	Certification of Receiver pursuant to Exchange Act Rule 13a-14(a)
32.1**	Certification of Receiver pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
101.INS**	XBRL Instances Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

OMNI GLOBAL TECHNOLOGIES, INC.

Date: October 12, 2017	By:	/s/ Olivia Funk
Olivia Funk Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

