Form 10-Q
period 2017-10-31
Blockchain Industries, Inc.
filed 2017-12-15
CIK 1084370

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission File Number: 000-51126

BLOCKCHAIN INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0355407
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

53 Calle Palmeras, Suite 802 San Juan Puerto Rico, 00901	00901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 787-767-0808

Omni Global Technologies, Inc.

(Former name or former address, if changed since last report.)

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

As of December 5, 2017, there were 20,368,703 shares of Common Stock, par value $0.001 issued and outstanding.

BLOCKCHAIN INDUSTRIES, INC.

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

3

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-Q are as follows:

Balance Sheets as of October 31, 2017 (Unaudited) and April 30, 2017	5

Interim Unaudited Statements of Operations for the Three and Six Months Ended October 31, 2017 and 2016	6

Interim Unaudited Statements of Cash Flows for the Six Months Ended October 31, 2017 and 2016	7

Notes to Interim Unaudited Financial Statements	8

BLOCKCHAIN INDUSTRIES, INC.

(Formerly Omni Global Technologies, Inc.)
Balance Sheets
As of October 31, 2017 and April 30, 2017

	October 31, 2017	April 30, 2017
	(Unaudited)	Audited
ASSETS
Current assets
Cash	$–	$–
Total assets	$–	$–

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable	$–	429,679
Due to related parties	54,917	3,981,423
Accrued liabilities	–	63,917
Note payable	–	501,112
Convertible note	–	53,000
Total liabilities	54,917	5,029,131

Shareholders' Deficit
Preferred stock, $0.001 par value, 5,000,000 authorized. None issued	–	–
Common stock; $0.001 par value; 400,000,000 shares authorized 20,368,703 and 20,368,703 shares issued and outstanding as of Oct. 31, 2017 and April 30, 2017, respectively	20,368	20,368
Additional paid-in capital	6,179,489	6,179,489
Accumulated deficit	(6,254,774)	(11,228,988)
Total shareholders' deficit	(54,917)	(5,029,131)
Total liabilities and shareholders' deficit	$–	$–

The Accompanying Notes Are An Integral Part Of These Financial Statements.

BLOCKCHAIN INDUSTRIES, INC.

(Formerly Omni Global Technologies, Inc.)

Statements of Operations (unaudited)

	Three Months Ended October 31,	Three Months Ended October 31,	Six Months Ended October 31,	Six Months Ended October 31,
	2017	2016	2017	2016

Sales	$–	$–	$–	$–
Operating expenses:
Professional fees	9,300	1,790	19,190	30,290
Administrative expenses	8,908	358	8,908	1,618
Total operating expenses	18,208	2,148	28,098	31,908
Income (loss) from operations	(18,208)	(2,148)	(28,098)	(31,908)
Other income (expense)
Debt forgiveness	–	–	5,003,192	–
Interest expense	(441)	(293)	(882)	(293)
Total other income (expense)	(441)	(293)	5,002,311	(293)
Income (loss) before income taxes	(18,649)	(2,441)	4,974,213	(32,201)
Provision for income taxes (benefit)	–	–	–	–
Net income (loss)	$(18,649)	$(2,441)	$4,974,213	$(32,201)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)	$0.24	$(0.09)

Weighted-average number of common shares outstanding:
Basic and diluted	20,368,703	368,703	20,368,703	368,703

The Accompanying Notes Are An Integral Part Of These Financial Statements.

BLOCKCHAIN INDUSTRIES, INC.

(Formerly Omni Global Technologies, Inc.)

Statement of Cash Flows (unaudited)

	For the six months ended October 31,
	2017	2016

Cash flows from operating activities:
Net income(loss)	$4,974,213	$(32,201)
Changes in operating assets and liabilities
Accrued liabilities	–	201
Forgiveness of debt	(5,003,192)	–
Increase in related party liabilities	28,979	–
Net cash (used in) operating activities	–	(32,000)

Cash flows from investing activities:
Net cash (used in) provided by investing activities	–	–

Cash flows from financing activities:
Loans and advances	–	32,000
Net cash provided by financing activities	–	32,000

Net change in cash	–	–
Cash, beginning of the period	–	–
Cash, end of the period	$–	$–

The Accompanying Notes Are An Integral Part Of These Financial Statements.

Notes to Unaudited Financial Statements

For the Three and Six Month Interim Periods Ended October 31, 2017

(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Unless the context otherwise requires, the terms "we", "our", "us", the “Company” or "Blockchain" refers to Blockchain, Industries, Inc. (formerly Omni Global Technologies, Inc.). On November 13, 2017, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada for the purpose of changing the name of the Company from Omni Global Technologies, Inc. (“OMNI”) to Blockchain Industries, Inc. (” Blockchain”). The Certificate of Amendment was filed based upon the Joint Written Consent of the Registrant's Board of Directors and Majority Consenting Stockholder.

Although we continue to operate and believe we can monetize assets related to our Hotels.VN travel business; our primary near-term corporate objective is to build a diversified financial technology company focused on blockchain. Our core objectives are as follows: 1) building a state chartered bank to facilitate crypto currency related merchant banking activities; 2) financing and operating a cryptomining operation; 3) making strategic and diversified investments in promising emerging companies across the blockchain industry; 4) establishing a net-long position in various crypto-currencies and digital assets; and 5) participating in, originating, and promoting domestic and foreign coin offerings in a manner fully compliant with U.S. Federal, state and other applicable securities laws.

Blockchain was originally formed on September 15, 1995 as Interactive Processing, Inc., a Nevada corporation, to market high-tech consumer electronics through television home-shopping networks, retail stores, catalog companies and their website remotecontrols.com. In March 1999, the Company changed its name to Worldtradeshow.com, Inc. In April, 1999, the Company acquired intellectual property rights to a database and business plan and significantly changed its business plan to develop tradeshow software and market both physical and virtual tradeshow space through the Company's website.

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

SHARE PURCHASE AGREEMENT

From the period from May 15, 2016 through March 22, 2017 we were under the control of a court appointed Receiver. During that period the Receiver ran the Company and incurred expenses to maintain its status as public company and to locate a potential buyer for the Company. On May 23, 2017, the Company entered into a Share Purchase Agreement (“SPA”) with JOJ Holdings (the “Purchaser”, LLC maintaining an address at 53 Calle Palmeras, San Juan Puerto Rico. Under the terms of the SPA, the Purchaser agreed to purchase 20,000,000 of our $0.001 par value common stock; and to assume the liability of a judgement creditor in the amount of $25,690.41. Additionally, and concurrent with the signing of the SPA by the Company; the Receiver resigned from the Company, and the Purchaser elected Olivia Funk as the sole officer and director of the Company. On November 15, 2017, Patrick Moynihan replaced Ms. Funk as the sole officer and director of the Company.

The $150,000 received at closing was distributed by an escrow agent and was used to cover Receiver expenses incurred during the receivership period, and other company expenses. All $150,000 was disbursed prior to April 30, 2017. During the six-month period ended October 31, 2017, the Purchaser has loaned the Company $28,098 to pay certain professional fees to maintain the company’s status as a public company.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements at April 30, 2017 as presented in the Company’s Annual Report on Form 10-K filed on August 30, 2017 with the SEC.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements at April 30, 2017 as presented in the Company’s Annual Report on Form 10-K filed on August 30, 2017 with the SEC.

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

Going Concern

The Company has an accumulated deficit of $6,254,744 to date. We will need additional working capital for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company is working a strategy to meet future operational goals which may include equity funding, short term or long term financing or debt financing, to enable the Company to reach profitable operations, however, there can be no assurances that the plan will succeed, nor that the Company will be able to execute its plans.

Professional fees

With the exception of accounting fees and audit fees, substantially all professional fees prior to March 2017 expensed by the Company, represent hours of work performed by the Court appointed receiver to help the Company emerge from receivership by obtaining external financing. The fees are expensed as incurred as a liability of the Company and the reimbursement of these fees incurred by Receiver is dependent on the amount of financing obtained. Subsequent to March 2017, when the Receiver was discharged, professional fees are comprised of accounting and legal fees, as well as consulting fees to maintain the Company’s public company status.

Basic and Diluted Net Loss Per Share

Net earnings or loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share for the period presented. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that we have no convertible debt or dilutive equivalents such as warrants or stock options.

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

NOTE 3. PROVISION FOR INCOME TAXES

As of October 31, 2017, the Company has a federal net operating loss carry forwards of $6,264,744 that can be utilized to reduce future taxable income. The net operating loss carry forward will expire through 2023 if not utilized. Utilization of the net operating loss and tax credit carry forward may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carry forwards before utilization. The Company has provided a full valuation allowance on the deferred tax asset because of uncertainty regarding realizability.

NOTE 4. STOCKHOLDER’S EQUITY

Common Stock

The Company has 400,000,000 shares of Common Stock authorized with a par value of $0.001 per share and 5,000,000 shares of Preferred Stock authorized, with a par value of $0.001 per share. As of October 31, 2017, and April 30, 2017 there were 20,368,703 and 20,368,703 common shares outstanding, respectively. No shares of Preferred Stock are outstanding.

Common Stock Issued in Private Placements

During the six-month period ended October 31, 2017, the Company did not accept any subscription agreements for the sale of its common stock.

NOTE 5. SUBSEQUENT EVENTS

On November 13, 2017, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada for the purpose of changing the name of the Company from Omni Global Technologies, Inc. to Blockchain Industries, Inc. The Certificate of Amendment was filed based upon the Joint Written Consent of the Registrant's Board of Directors and Majority Consenting Stockholder.

During the period from November 1, 2017 through December 8, 2017, the Company has raised $765,000 through the private placements of its common stock at prices ranging from $0.20 to $2.50. As part of these private placements, 1,856,250 warrants were issued with a conversion price at $0.50 per share, which expire after 3 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

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

SHARE PURCHASE AGREEMENT

From the period from May 15, 2016 through March 22, 2017 we were under the control of a court appointed Receiver. During that period the Receiver ran the Company and incurred expenses to maintain its status as public company and to locate a potential buyer for the Company. On May 23, 2017 the Company entered into a Share Purchase Agreement (“SPA”) with JOJ Holdings the Purchaser, LLC maintaining an address at 53 Calle Palmeras, San Juan Puerto Rico. Under the terms of the SPA, the Purchaser agreed to purchase 20,000,000 of our $0.001 par value common stock; and to assume the liability of a judgement creditor in the amount of $25,690.41. Additionally, and concurrent with the signing of the SPA by the Company; the Receiver resigned from the Company, and the Purchaser elected Olivia Funk as the sole officer and director of the Company. The $150,000 received at closing was distributed by an escrow agent and was used to cover Receiver expenses incurred during the receivership period, and other company expenses. All $150,000 was disbursed prior to April 30, 2017. During the six months ended October 31, 2017, the Purchaser loaned the Company $28,098 to pay certain professional fees to maintain the company’s status as a public company.

Reverse Split and Name Change

On November 18, 2016, we effected a 1 for 150 reverse split and changed our name from Business.vn, Inc. to Omni Global Technologies, Inc., and the Company’s trading symbol changed from “BVNI” to “OMGT”. Under the guidelines of Staff Accounting Bulletin 4c, a capital structure change such as a stock split that occurs after the date of the most recent balance sheet must be given retroactive effect in the balance sheet. Accordingly, all references to the numbers of Common Shares and per share data in the accompanying financial statements have been adjusted to reflect this reverse split on a retroactive basis, unless indicated otherwise. As of October 31, 2017, we had 20,368,703 shares outstanding.

Results of Operations

Results of Operations for the six months ended October 31, 2017 and 2016

The Company has not commenced any operating activity subsequent to the SPA. For the six months ended October 31, 2017 we incurred $28,098 in operating expenses to maintain our status as a public company. Additionally, we incurred $882 in interest expense. For the six-month period ended October 31, 2016 we recorded $31,908 in expenses of which $30,290 were professional fees.

As a result of the discharge of all liabilities pursuant to the court order in the Case, we recorded non-cash other income of $5,003,192 for the six-month period ended October 31, 2017.

Liquidity and Capital Resources

We had no cash on hand as of October 31, 2017. All funding for company expenses through the period ended October 31, 2017 was being provided by the Purchaser who holds controlling interest in the Company.

We are also focused on securing sufficient capital to fund our ongoing operations. In that regard, as part of our current fundraising efforts, subsequent to October 31, 2017, we raised approximately $765,000 through the sale of restricted shares of our common stock, par value $0.001 (the “Shares”) at prices ranging from $.20 to $2.50 per Share in private placements made in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and Regulation D promulgated by the United States Securities and Exchange Commission (the “SEC”) under the Act. The Company’s intention in furtherance of its business plan is to raise a total of at least $10 million through equity and debt offerings pursuant to Regulation D and Regulation S under the Act, which should enable us to sustain operations through the end of calendar year 2019. We are in the process of meeting with numerous investors in the U.S. and Europe, and believe that our financing initiatives will be successful. However, there can be no assurance that we will, in fact, be successful in our efforts at terms and conditions satisfactory to the Company. If the Company is unsuccessful in attracting additional capital at satisfactory terms, if at all, the lack of adequate equity and/or debt funding could adversely impact the Company’s business operations and ability to fulfill its business plan and future prospects.

Inflation

Although our operations may be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six- month period ended October 31, 2017.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of October 31, 2017 and April 30, 2017.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2017. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based on this evaluation, our CEO has concluded that our disclosure controls and procedures were ineffective as of October 31, 2017.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six-month period ended October 31, 2017 we did not sell any shares of our common stock.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6 Exhibits

EXHIBIT
NUMBER	DESCRIPTION
3.1*	Articles of Incorporation of the Company Filed September 15, 1995 (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
4.1*	Form of Common Stock Certificate (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.1*	Business.com.vn MOU (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.2*	Hotels.vn Marketing agreement (Business.com.vn agreement) (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.3*	Hotels Extension document (Business.com.vn extension) (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.4*	Hi-Tek Reservation Engine agreement (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.5*	Maxsima discount card (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.6*	Hi-Tek service agreement (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.8*	My BajaGuide.com MOU (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.9*	Mexican association agreement (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.10*	DotVN agreement (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.11*	VTIC MOU (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.12*	Consulting Agreement (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.13*	Hi-Tek interest agreement (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.14*	Hi-Tek Reservation Engine Extension (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.15*	Independent contractors' agreement (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.16*	Independent contractors' agreement (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.17*	Hi-Tek Service agreement with attached schedule “A” (Incorporated by reference to Form 10SB12G/A filed on June 30, 2006)
10.18*	Share Purchase Agreement (Incorporated by reference to Form 10-K filed August 30, 2017)
10.19*	Change order of Discharge (Incorporated by reference to Form 10-Q filed August 31, 2017)
31.1**	Certification of the Chief Executive Officer and Chief Financial Officer to Exchange Act Rule 13a-14(a)
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
101.INS**	XBRL Instances Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

BLOCKCHAIN INDUSTRIES, INC.

Date: December 15, 2017	By:	/s/ Patrick Moynihan
Patrick Moynihan Chairman and Chief Executive Officer and Chief Financial Officer

