Form 10-Q
period 2018-01-31
Blockchain Industries, Inc.
filed 2018-03-19
CIK 1084370

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission File Number: 000-51126

BLOCKCHAIN INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0355407
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

53 Calle Palmeras, 6th Floor, San Juan, Puerto Rico	00901
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 866-995-7521

Omni Global Technologies, Inc.

(Former name or former address, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

As of March 19, 2018 there were 40,572,246 shares of Common Stock, par value $0.001 issued and outstanding.

BLOCKCHAIN INDUSTRIES, INC.

TABLE OF CONTENTS

FORM 10-Q

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (the “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.

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

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-Q are as follows:

Balance Sheets as of January 31, 2018 (Unaudited) and April 30, 2017

Interim Unaudited Statements of Operations for the Three and Nine Months Ended January 31, 2018 and 2017

Interim Unaudited Statements of Cash Flows for the Nine Months Ended January 31, 2018 and 2017

Notes to Interim Unaudited Financial Statements

BLOCKCHAIN INDUSTRIES, INC.

(Formerly Omni Global Technologies, Inc.)

Balance Sheets

As of January 31, 2018 and April 30, 2017

	January 31,	April 30,
	2018	2017
	(Unaudited)	Audited
ASSETS
Current assets
Cash & cash equivalents	$2,712,799	$–
Available-for-sale securities	2,533,286	–
Other current assets	51,519	–
Total current assets	5,297,604	–

Non-current assets
Property, plant & equipment, net of accumulated depreciation	108,675	–
Other non-current assets	11,317	–
Total non-current assets	119,992	–

Total assets	$5,417,596	$–

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$110,315	$493,596
Deferred revenue	1,953,694	–
Due to related parties	27,289	3,981,423
Note payable	–	501,112
Convertible note	–	53,000
Total liabilities	2,091,298	5,029,131

Shareholders' Deficit
Preferred stock, $0.001 par value, 5,000,000 authorized. 328,616.50 shares and zero shares issued and outstanding as of January 31, 2018 and April 30, 2017, respectively	329	–
Common stock; $0.001 par value; 400,000,000 shares authorized 40,159,446 and 737,406 shares issued and outstanding as of January 31, 2018 and April 30, 2017, respectively	17,769	20,368
Additional paid-in capital	29,232,172	6,179,489
Accumulated other comprehensive income	(555,957)	–
Accumulated deficit	(25,368,015)	(11,228,988)
Total shareholders' equity (deficit)	3,326,298	(5,029,131)
Total liabilities and shareholders' equity	$5,417,596	$–

The Accompanying Notes Are An Integral Part Of These Financial Statements.

BLOCKCHAIN INDUSTRIES, INC.

(Formerly Omni Global Technologies, Inc.)

Statements of Operations (unaudited)

	Three Months Ended January 31, 2018	Three Months Ended January 31, 2017	Nine Months Ended January 31, 2018	Nine Months Ended January 31, 2017
Sales	$108,194	$–	$108,194	$–
Operating expenses:
Professional fees	19,101,968	5,400	19,121,158	35,690
Advertising and marketing expense	16,069		16,069	–
General and administrative expense	129,459	10	138,367	1,628
Total operating expenses	$19,247,496	$5,410	$19,275,594	$37,318
Income (loss) from operations	(19,139,302)	(5,410)	(19,167,400)	(37,318)
Other income (expense)
Debt forgiveness	20,000		5,023,192
Interest expense	(441)	250	(1,323)	543
Exchange gain (loss)	(12,246)	–	(12,246)	–
Total other income (expense)	7,313	(250)	5,009,623	(543)
Income (loss) before income taxes	(19,131,989)	(5,660)	(14,157,777)	(37,861)
Provision for income taxes (benefit)	–	–	–	–
Net income (loss)	$(19,131,989)	(5,660)	$(14,157,777)	(37,861)

Basic earnings (loss) per common share	$(0.53)	$(0.01)	$(0.36)	$(0.05)
Diluted earnings (loss) per common share	$(0.45)	$(0.01)	$(0.32)	$(0.05)

Weighted-average number of common shares outstanding:
Basic	35,974,491	737,406	39,149,768	737,406
Diluted	42,818,377	737,406	44,777,097	737,406

The Accompanying Notes Are An Integral Part Of These Financial Statements.

BLOCKCHAIN INDUSTRIES, INC.

(Formerly Omni Global Technologies, Inc.)

Statement of Cash Flows (unaudited)

	For the nine months ended January 31,
	2018	2017

Cash flows from operating activities:
Net income (loss)	$(14,157,777)	$(37,861)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	125	–
Share-based compensation	18,787,037	–
Exchange Gain or Loss	12,246	–
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(62,836)	–
Accounts payable and accrued expenses	(383,281)	(5,936)
Deferred revenue	1,953,694	–
Decrease in related party liabilities	(3,954,574)	–
Decrease in notes payable	(501,112)	–
Decrease in convertible notes	(53,000)	–
Net cash provided by (used in) operating activities	1,640,522	(43,797)

Cash flows from investing activities:
Purchases of marketable securities	(2,545,532)	–
Purchases of fixed assets	(108,800)	–
Net cash provided by (used in) investing activities	(2,654,332)	–

Cash flows from financing activities:
Loans and advances	441	43,843
Sale of common and preferred stock	4,282,125	–
Net cash provided by financing activities	4,282,566	43,843
Unrealized loss on marketable securities held for sale	(555,957)
Net change in cash	2,712,799	46
Cash, beginning of the period	–	–
Cash, end of the period	$2,712,799	$46

The Accompanying Notes Are An Integral Part Of These Financial Statements.

Notes to Unaudited Financial Statements

For the Three and Nine Month Interim Periods Ended January 31, 2018

(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Blockchain Industries, Inc. (“BCII”, “Blockchain” the “Company”, “we”, “our” or “us”) was originally formed under the laws of the State of Nevada on September 15, 1995 as Interactive Processing, Inc. to market high-tech consumer electronics through television home-shopping networks, retail stores, catalog companies and their website remotecontrols.com. In March 1999, the Company changed its name to Worldtradeshow.com, Inc. (“WTS”). In April 1999, the Company acquired intellectual property rights to a database from Chaiisai Tora, Inc., an unaffiliated third party, and significantly changed its business plan to develop tradeshow software and market both physical and virtual tradeshow space through the Company's website.

The Company’s business involved the operation of Hotels.com.vn, tour companies and restaurants and market the WTS Discount Card in Vietnam in order to serve as an online vehicle for Vietnamese companies to promote themselves, using the largest travel and tourism online website in, as well as being recognized as the official travel/tourism website of, Vietnam.

On March 26, 2007, the Company acquired assets from Business.com.vn, a Vietnamese company, which assets consisted of a database of 300,000 Vietnamese companies, marketing software, trademarks and intellectual property, with the intention of developing a directory of companies. The plan included offering such companies opportunities to market themselves through domain registration, website development, and online marketing expertise to help these Vietnamese companies market themselves directly and/or on the Company’s BVNI web portal. In June 2007, the Company changed its name to Business.vn, Inc.

However, from October 2008 through early 2016, the Company’s operations were limited as a result of limited capital resources. Nevertheless, the Company continued operations of the Hotel.vn website. On May 15, 2016, the Company was placed under the control of a Receiver in Nevada’s Eighth Judicial District. From May 15, 2016 through March 22, 2017, while under the control of the Receiver, the Company continued to incur expenses to maintain its corporate existence as a public company and maintain its web-related business. On November 18, 2016, the Company changed its name to Omni Global Technologies, Inc. and on May 23, 2017, the Company entered into a Share Purchase Agreement with JOJ Holdings, LLC (“JOJ”), pursuant to which JOJ: (i) purchased 20,000,000 restricted shares of common stock, $0.001 par value (the “Control Shares”) from the Company by the authority of the Receiver; (ii) assumed the liabilities of a judgement creditor in the amount of approximately $25,000; and (iii) paid the Receiver $150,000 which monies were used to cover the Receiver’s and other company expenses. Additionally, and concurrent with the execution of the Share Purchase Agreement, the Receiver resigned, and Olivia Funk was appointed as the sole officer and director of the Company.

On November 13, 2017, the Company filed Certificate of Amendment to its Articles of Incorporation with the State of Nevada for the purpose of changing its name from Omni Global Technologies, Inc. to Blockchain Industries, Inc. On November 15, 2017, Patrick Moynihan was appointed as the Company’s Chief Executive Officer, Chief Financial Officer and Chairman/sole director and, on the same date, Ms. Funk resigned all positions as an executive officer and director of the Company. On December 1, 2017, the Company appointed Zack Pontgrave as President and Bryan Larkin as Chief Technology Officer, respectively, joining Mr. Moynihan as part of the Company’s management team. Reference is made to the Company’s Form 10 filed with the SEC on February 27. 2018 and to the experience of Messrs. Pontgrave and Larkin in blockchain technology.

The Company will continue to operate its Hotels.VN travel business, which we plan to monetize through the use of our newly established blockchain technology. We purchased a new domain, hotelsinvietnam.net, which the Company intends to use for marketing Vietnamese travel business. In addition to utilizing blockchain technology in its current travel business, the Company has entered a broader business model related to blockchain technologies, within the blockchain technology market and intends to target and acquire or build a broad portfolio of virtual currencies, digital coin and tokens, and other blockchain assets (the “Digital Assets”) within four business verticals:

•	Digital Asset Bank
•	Mining and Trading
•	Initial Coin Offerings (“ICOs”) and Ventures
•	Media and Education

Recent Share Recapitalization

On January 16, 2018, the Company executed a 2-for-1 forward split. Accordingly, all references to the numbers of common shares and per share data in the accompanying financial statements have been adjusted to reflect these splits, on a retroactive basis, unless indicated otherwise. The Company previously implemented a 1 for 15 reverse split effective November 18, 2016.

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

Revenue Recognition

The Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. Amounts collected before these criteria are met are recorded as deferred revenue.

Currently the Company’s revenue is the form of consulting services provided to customers. Revenue is recognized prorata on a monthly basis over the term of the contractual agreement.

Marketable Securities

The Company determines the appropriate classification of its marketable securities, which consist primarily of investments in Digital Assets such as Bitcoin and Ethereum, at the time of purchase and reevaluates such designation at each balance sheet date. All of the Company’s marketable securities are considered available-for-sale and carried at estimated fair values and reported as available-for-sale securities on the balance sheet. Unrealized gains and losses on available-for-sale securities are excluded from net income and reported in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity (deficit). Other income includes realized gains and losses on sales of securities and other-than-temporary declines in the fair value of securities, if any. The cost of securities sold is based on the specific identification method. The Company regularly reviews all of its investments for other-than-temporary declines in fair value. The Company’s review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that it will be required to sell the securities before the recovery of their amortized cost basis. If the Company were to determine that the decline in fair value of an investment is below its accounting basis and the decline is other-than-temporary, the Company would reduce the carrying value of the security and record a loss for the amount of such decline.

Going Concern

The Company has an accumulated deficit of approximately $25 million from its inception on September 15, 1995 to date. We will need additional working capital for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company is working a strategy to meet future operational goals which may include equity funding, short term or long-term financing or debt financing, to enable the Company to reach profitable operations, however, there can be no assurances that the plan will succeed, nor that the Company will be able to execute its plans.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with ASC 718. Under the fair value recognition provision of ASC 718, the Company accounts for stock-based compensation using the fair value of the awards granted. The Company estimates the fair value of stock options granted using the Black-Sholes model. The Company amortizes the fair value of stock options and awards on a straight-line basis over the requisite service periods of the awards which are generally the vesting periods.

Fair Value Measurements

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable.

Level 3 - Unobservable inputs that are supported by little or no market activity, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2018 and April 30, 2017. The Company uses the market approach to measure fair value for its Level 1 financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The respective carrying value of certain balance sheet financial instruments approximates its fair value. These financial instruments include cash, marketable securities, related party payables, accounts payable and accrued liabilities. Fair values were estimated to approximate carrying values for these financial instruments since they are short term in nature and they are receivable or payable on demand.

The estimated fair value of assets and liabilities acquired in business combinations and reporting units and long-lived assets used in the related asset impairment tests utilize inputs classified as Level 3 in the fair value hierarchy.

Stock Purchase Warrants

The Company accounts for warrants issued to purchase shares of its Common Stock as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, Distinguishing Liabilities from Equity.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds, the fair value of which approximates cost. The Company maintains its cash balances with a high-credit-quality financial institution. At times, such cash may be in excess of the Federal Deposit Insurance Corporation-insured limit of $250,000. The Company has not experienced any losses in such accounts, and management believes the Company is not exposed to any significant credit risk on its cash and cash equivalents.

The Company classifies certain accounts holding Bitcoin and Ethereum to be cash equivalents and records them at their initial cost, and subsequently re-measures the carrying amounts it owns at each reporting date based on their current fair value. The changes in the fair value are included as a component of income or loss from operations.

The Company obtains the equivalency rate of Bitcoins and Ethereum to U.S. Dollars by using the historical values from Coin Market Cap (https://coinmarketcap.com). The equivalency rate obtained represents a generally well recognized quoted price in an active market for Bitcoin and Ethereum, which website is accessible to the Company on an ongoing basis. The Company may maintain its Bitcoin and Ethereum in wallets of an online exchange or in a cold storage wallet.

Property and equipment

Property and equipment are stated at cost or fair value if acquired as part of a business combination. Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred. The carrying amount and accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal and any resulting gain or loss is included in results of operations. The Company currently is in the process of building a mining facility for Digital Assets. All cost associated with that project, including the architectural, designs, and planning cost are being capitalized until the completion of the project.

The estimated useful lives of property and equipment are as follows:

Computer software and office equipment	1-5 years
Furniture and fixtures	5-10 years
Mining Facility	No depreciation is taken until the project is completed and placed into service

Basic and Diluted Net Loss Per Share

Net earnings or loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share for the period presented. Basic earnings, net loss per share is based upon the weighted average number of common shares outstanding. Fully diluted earnings per share is based on the assumption includes dilutive equivalents such as warrants stock options, and convertible preferred stock.

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

NOTE 3. PROVISION FOR INCOME TAXES

As of January 31, 2018, the Company has a federal net operating loss carry forwards of $ $6,264,744 that can be utilized to reduce future taxable income. The net operating loss carry forward will expire through 2023 if not utilized. Utilization of the net operating loss and tax credit carry forward may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carry forwards before utilization. The Company has provided a full valuation allowance on the deferred tax asset because of uncertainty regarding realizability.

Management expects to perform an analysis of the net operating loss carry forwards and the impact of the recent changes in equity, which will provide certainty over the limitations of the net operating loss.

NOTE 4. AVAILABLE-FOR-SALE SECURITIES

The following table sets forth the components of the Company’s marketable securities at January 31, 2018 and April 30, 2017:

January 31, 2018
Description	Cost	Gross Unrealized gain (loss)	Aggregate fair value
Chimes - Equity Token	$200,000	$–	$200,000
Chimes - Utility Token	50,000	–	50,000
Video Coin - Utility Token	50,000	–	50,000
Lottery.com - Utility Token	250,000	–	250,000
Academy - Utility Token	250,000	–	250,000
Coral Health - Utility Token	250,000	–	250,000
Kinerjay Pay Common Stock	1,800,000	(550,000)	1,250,000
Total available-for-sale securities	$2,850,000	$(550,000)	$2,300,000

There were no marketable securities as of April 30, 2017.

NOTE 5. PROPERTY AND EQUIPMENT

The following table sets forth the components of the Company’s property, plant and equipment at January 31, 2018 and April 30, 2017:

January 31, 2018
	Cost	Accumulated Depreciation	Net Book Value
Capital assets subject to depreciation:
Computers, software and office equipment	7,527	(125)	7,402
Mining Facility (in progress)	101,273	–	101,273
Total fixed assets	108,800	(125)	108,675

There were no property and equipment as of April 30, 2017.

NOTE 6. LIABILITIES DISCHARGED IN RECEIVERSHIP

The Company was dormant from October 2008 through May 15, 2016 until it was placed under the control of a Receiver in Nevada’s Eighth Judicial District pursuant to Case #A14-715484-P (“the Case”). On June 13, 2017, pursuant to an order by the judge presiding over this Case, the Company emerged from receivership and liabilities including accounts payable, accrued expenses, amounts due to related parties, notes payable, and convertible notes amounting to $5,023,192 that had been outstanding since 2009, were officially discharged. As a result, the Company recorded other income, “debt forgiveness” on its income statement for the period ended July 31, 2017. The amount of debt discharged represented substantially all of the Company’s liabilities outstanding as of April 30, 2017.

NOTE 7. DEFERRED REVENUE

As of January 31, 2018, deferred revenue amounted to $1,953,694 compared to zero as of April 30, 2017. The deferred revenue was concentrated in one customer with whom the Company had signed a one-year consulting agreement with on January 11, 2018. Under the terms of the agreement with the customer, the value of the contract was comprised of $250,000 in cash and 1,000,000 shares of stock valued at $1.80 per share, or $1,800,000, and was paid in full to the Company prior to the commencement of services. The total value of the contract was $2,050,000. The Company or customer may cancel this agreement at any time for any reason whatsoever without an obligation to return any of the consideration received. In the event that occurs, the Company would immediately record the entire deferred liability balance as service revenue.

There were no deferred revenue balances as of April 30, 2017.

NOTE 8. DUE TO RELATED PARTIES

As of January 31, 2018, the balance due to related parties was $27,259. As April 30, 2017, the balance due to related parties was $3,981,423. This amount was written off as part of the discharge of receivership described in Note 6. Liabilities Discharged in Receivership. The amount of $27,289 relates to a liability assumed by the Company related to the Share Purchase Agreement with JOJ Holdings described in Note 1. Organization and Description of Business.

NOTE 9. STOCKHOLDERS’ EQUITY

Common and Preferred Stock

The Company has 400,000,000 shares of Common Stock authorized with a par value of $0.001 per share and 5,000,000 shares of Preferred Stock authorized, with a par value of $0.001 per share.

As of January 31, 2018, and April 30, 2017 there were 40,159,446 and 40,737,406 common shares outstanding, respectively. As of January 31, 2018, and April 30, 2017 there were 328,616.50 and zero preferred shares outstanding, respectively. Each preferred share is convertible to 40 shares of common stock, which is adjusted for the 2-for-1 forward split effective January 16, 2018.

As of January 31, 2018, the following dilutive securities calculated using the treasury method were considered equivalents for the purposes of calculating earnings per share:

Preferred shares convertible to common stock	6,572,330
Warrants	6,609,116
Stock options	234,247

Share count reconciliation

Beginning share balance April 30, 2017	40,737,406
Shares issued in private placements	12,946,700
Share issued for services	4,620,000
Shares retired	(5,000,000)
Shares converted to preferred stock.	(13,144,660)
Ending share balance January 31, 2018	40,159,446

Common Stock and Warrants Issued in Private Placements

During the nine-month period ended January 31, 2018, the Company accepted subscription agreements, issuing 12,946,700 shares of Common Stock for $4,282,125. The Company issued the shares of Common Stock as outlined in the table below:

Issue Price	Shares Issued	Funds Received
$0.05	4,000,000	$200,000
$0.10	6,175,000	$617,500
$1.25	2,771,700	$3,464,625
	12,946,700	$4,282,125

As part of the $0.05 and $0.10 rounds, investors received warrants equal to 50% of the shares received at an exercise price of $0.25. Through the nine-months ended January 31, 2018, the Company had issued 5,137,500 as part of the issuance for the $0.05 and $0.10 rounds.

Common Stock Issued in Exchange for Consulting, Professional and Other Services

During the nine-month period ended January 31, 2018, the Company issued 4,620,000 restricted shares of Common Stock (“RSA”) to independent contractors for professional services. The fair value of the restricted shares was calculated to be $58,320,000 using the price per share on the grant date of each restricted stock award. The Company issued the shares of restricted Common Stock for services as outlined in the table below:

RSAs	Number of Shares	Remeasured Weighted Average Fair Value
RSA Unvested at the beginning of the Period		$–
RSA Granted During the Period	4,620,000	$12.623377
RSA Canceled During the Period		$–
RSA Vested During the Period	620,000	$1.000000
RSA Unvested at the End of the Period	4,000,000	$14.000000

Preferred Notes Convertible to Common stock

During the nine-month period ended January 31, 2018, the Company converted 6,572,330 shares of Common Stock into Series A Preferred Shares (the “Preferred Shares”). The Company designated 500,000 shares as Preferred Shares.   The Company had agreed to convert certain investor shares of Common Stock into the Preferred Shares, which are convertible into shares of Common Stock at a rate of one Preferred Share into forty shares of Common Stock. At January 31, 2018, the Company had 328,616.50 Preferred Shares issued and outstanding.

Stock Purchase Warrants

The stock purchase warrants have been accounted for as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments indexed to, and potentially settled in, a company’s own stock, distinguishing liabilities from equity.

The Company had a total of 9,637,500 warrants outstanding as of January 31, 2018 as outlined in the table below:

	Quantity Issued	Strike Price	Average Remaining Contractual Life (years)	Amount Exercised
Founders	2,500,000	$2.50	4.79	$–
Founders	2,000,000	$0.25	2.79	–
Private Placement	5,137,500	$0.25	2.85	–
	9,637,500			$–
Weighted-average exercise price		$0.83

	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life	Remeasured Weighted Average Fair Value
Outstanding at Beginning of Period		$–	$–	–	$–
Exercisable at the End of the Period	276,332	$1.115795	$3,560,318	6.598453	$6.480319
Granted During the Period	1,416,000	$2.372888	$16,463,990	8.190404	$12.519376
Exercised During the Period		$–	$–	–	$–
Canceled during the Period(Forfeited)		$–	$–	–	$–
Canceled during the Period(Expired)		$–	$–	–	$–
Outstanding at the End of the Period	1,416,000	$2.372888	$16,463,990	8.190404	$12.519376
Options Vested During the Period	276,332	$1.115795	$3,560,318	6.598453	$6.480319
Vested at end of Period	276,332	$1.115795	$3,560,318	6.598453	$6.480319
Shares Expected to vest	1,139,668	$2.677692	$12,903,672	8.576400	$13.983649
Vested and Expected to vest	1,416,000	$2.372888	$16,463,990	8.190404	$12.519376

NOTE 10. SUBSEQUENT EVENTS

During the period from February 1, 2018 through the date of the Report, the Company has raised a total $539,000 through the private placements of its common stock at $1.25 per share, issuing 431,200 shares of Common Stock. No warrants were issued as part of these private placements.

Blockex:

On February 16, 2018, we entered into a Private Token Purchase Commitment Form (“BlockEx Agreement”) with BlockEx Limited (“BlockEx”) a privately held limited liability company incorporated under the laws of Gibraltar. Under the terms of the BlockEx Agreement, the Company agreed to purchase up to 5,714,285.71 digital tokens from the Company for 2,000,000 Euros, or approximately $2,481,600 USD. To date the Company has purchased tokens amounting to approximately 1,128,770 tokens for a purchase price of 395,069.53 Euros. The Company filled the 2,000,000 Euro obligation for the BlockEx Agreement by pooling with other investors for the remaining 1,604,930 Euros. This investment provides the Company with exposure to a digital asset exchange platform. The BlockEx platform provides an institutional exchange, white-labeled brokerage software, and the ability to launch ICO’s.

LegatumX:

On February 19, 2018, the Company entered into a Stock Purchase Agreement (“LegatumX Agreement”) with LegatumX, Inc. (“LegatumX”). This investment will provide us with a market share into the legal industry for the storage, authentication and validation of legal documents such as wills, trusts, deeds, mortgages, and more. We expect that the Media and Education segment of our business will be able to assist this company in marketing their products to consumers worldwide, although we will be starting with U.S. consumers. Under the terms of the LegatumX Agreement, we will initially receive 30% of LegatumX’s common stock calculated on a fully diluted basis for a purchase price of $1,300,000:

Amount paid by Company	Paid or Due on
$100,000	February 19, 2018
$200,000	May 20, 2018
100,000 shares of our Common Stock (1)	March 1, 2018

The value of our Common Stock for this agreement was valued at $10/share.

The Company may earn an additional (i) 5%, for a total of 35%, of LegatumX’s common stock if LegatumX realizes $2.3 million in gross proceeds from the sale of the 100,000 shares of our common stock within the 12-month period following the effective date of this Form 10, or (ii) an additional 10%, for a total of 40%, of LegatumX’s common stock if LegatumX realizes $10.1 million in gross proceeds from the sale of the 100,000 shares of our common stock within the 12-month period following the effective date of this Form 10.

Basecoin & Origin Protocol:

On February 13, 2018 and February 20, 2018, the Company entered into subscription agreements for the purpose of acquiring tokens of Basecoin and Origin Protocol, respectively. The Company entered into two separate agreements with KR CRYPTO SPE, LLC, a special-purpose entity, for the primary purpose of investing in Basecoin and Origin Protocol. The Company invested $100,000 and $50,000 into the subscription agreements for Basecoin and Origin Protocol, respectively. Basecoin’s token will be utilized as a form of controlling the supply and demand of fiat-based currencies to expand or contract the money-supply, similar to how current central banks attempt to maintain a normalized supply and demand of their respective fiat currencies. The Origin Protocol utilizes the Ethereum blockchain, allowing developers to build decentralized marketplaces to create and manage listings for the fractional usage of assets and services.

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

On November 13, 2017, the Company filed Certificate of Amendment to its Articles of Incorporation with the State of Nevada for the purpose of changing its name from Omni Global Technologies, Inc. to Blockchain Industries, Inc. On November 15, 2017, Patrick Moynihan was appointed as the Company’s Chief Executive Officer, Chief Financial Officer and Chairman/sole director and, on the same date, Ms. Funk resigned all positions as an executive officer and director of the Company. On December 1, 2017, the Company appointed Zack Pontgrave as President and Bryan Larkin as Chief Technology Officer, respectively, joining Mr. Moynihan as part of the Company’s management team. Reference is made to the Company’s Form 10 filed with the SEC on February 27. 2018 and to the experience of Messrs. Pontgrave and Larkin in blockchain technology.

The Company will continue to operate its Hotels.VN travel business, which we plan to monetize through the use of our newly established blockchain technology. We purchased a new domain, hotelsinvietnam.net, which the Company intends to use for marketing Vietnamese travel business. In addition to utilizing blockchain technology in its current travel business, the Company has entered a broader business model related to blockchain technologies, within the blockchain technology market and intends to target and acquire or build a broad portfolio of virtual currencies, digital coin and tokens, and other blockchain assets (the “Digital Assets”) within four business verticals:

•	Digital Asset Bank
•	Mining and Trading
•	Initial Coin Offerings (“ICOs”) and Ventures
•	Media and Education

KinerjaPay ICO(KPAY):

On January 11, 2018, the Company entered into an advisory agreement to provide Initial Coin Offering (“ICO”) services to PT KinerjaPay Indonesia, an Indonesian company and a wholly-owned subsidiary of KinerjaPay Corp., a Delaware corporation (OTCQB: KPAY). As consideration for entering into the advisory agreement and providing services related to administering the KinerjaPay ICO and establishing a Digital Asset Exchange in Indonesia, we were paid $250,000 in cash, and received 1,000,000 restricted shares of KinerjaPay’s common stock, having a market value approximately $1,800,000 based upon the closing price of the KPAY shares on the OTCQB of $1.80 on January 11, 2018. In addition, we shall receive a 50% equity ownership in an Indonesian-based Digital Asset Exchange which has yet to be formed.

Chimes ICO:

On December 19, 2017 and February 5, 2018, the Company entered into two agreements with Chimes Broadcasting, Inc. to purchase 500,000 equity tokens for $400,000 (the “Chimes Equity Tokens”). The Chimes Equity Tokens will give the Company equity in Chimes Broadcasting, Inc. In addition, the Company entered into another agreement with Chimes Broadcasting, Inc. which grants us the option to purchase future utility tokens for use on the Chimes network platform.

AutoLotto:

On January 17, 2018, the Company entered into a Promissory Note Agreement (“AutoLotto Agreement”) with AutoLotto, Inc., a Delaware corporation. Under the terms of the AutoLotto Agreement, the Company will pay to AutoLotto $1.5 million (the “Principal”) in exchange for a promissory note that will accrue interest at one percent per annum (the “Interest”). All unpaid Principal and Interest are due and payable to the Company at the earlier of (i) the closing of AutoLotto’s initial coin offering of at least $20,000,000 or (ii) AutoLotto’s issuance of equity securities (excluding any conversion or issuance of any note or other convertible security) of at least $20,000,000. In the event AutoLotto does not raise $20,000,000 through an initial coin offering or issuance of equity noted above, any unpaid Principal and Interest will convert to equity at a rate of $250,000,000 divided by the number of common shares outstanding immediately prior to January 17, 2020. As part of the AutoLotto Agreement, the Company also received an option to purchase tokens of the AutoLotto initial coin offering (the “Option”) equal to two times the outstanding unpaid Principal and Interest under the AutoLotto Agreement. The exercise price of the Option will be an undisclosed private pre-sale price, and the Option is exercisable within ten days of AutoLotto providing notice to the Company of its initial coin offering. The Option expires on January 16, 2018.

As of the date of this Report, the Company has funded $500,000 toward the Promissory Note Agreement.

Academy:

On January 30, 2018, the Company invested $250,000 into Academy Token, a utility token that will be used as a means of paying for immersive training programs, educational offerings, and to access online content related to blockchain technology. Academy intends to address the shortfall in the supply of blockchain developers due to the increasing demand of blockchain technology.

Coral Health:

On January 31, 2018, the Company invested $250,000 into the Coral Health utility token. Coral Health aims to align the interests of different players in the healthcare ecosystem. Coral Health intends to utilize blockchain technology to accelerate the uptake of personalized medicine, incorporating all levels of healthcare from patient records, payments, insurance, prescriptions, clinical trials and monitoring.

Results of Operations

Results of Operations for the three months ended January 2018 and 2017

Service Revenue

Revenue was $108,194 for the three-month period ended January 31, 2018 compared to no revenue during the same three-month period ended January 31, 2017. As described throughout this Report, the Company was under the control of a Court appointed Receiver during the 2017 period. For the period ended January 31, 2018 the Company primarily focused on generating revenue from the Digital Asset market. The revenue recorded during this period relates exclusively to the agreement it signed with KPAY for ICO consulting services.

Under the terms of the agreement with the customer, the value of the contract was comprised of $250,000 in cash and 1,000,000 shares of stock valued at $1.80 per share, or $1,800,000, and was paid in full to the Company prior to the commencement of services. The total value of the contract was $2,050,000. The Company or customer may cancel this agreement at any time for any reason whatsoever without an obligation to return any of the consideration received. In the event that occurs, the Company would immediately record the entire deferred liability balance as service revenue. The Company intends to continue to work with KPAY throughout the term of the contract and recognize monthly service income on a prorata basis. Since the common stock from KPAY is restricted, it cannot be traded for a period of at least six months. There can be no assurances that KPAY will be worth a $1.80 a share, or have any value whatsoever, at the time we decide to sell our shares. As of January 31, 2018, the value of the KPAY stock was a $1.25 per share, or the equivalent of an unrealized loss of $550,000. This loss was recorded on the Company’s balance sheet in accumulated other comprehensive income.

Operating expenses

Operating expenses for the three-month period ended January 31, 2018 was $19,247,939 compared to $5,410 during the same period ended January 31, 2018. The increase is attributable to the commencement of significant operations, primarily in the form of professional fees and administrative fees. These expenses include $19,101,970 in legal and professional services, $16,069 in advertising and marketing, as well as $129,900 in general and administrative expenses. Of the approximately $19.1 million of legal and professional services, approximately $18.8 million is attributable to share-based compensation.

Earnings per share, basic and fully diluted

The weighted average number of shares outstanding used in computing earnings per share on a diluted basis was 53,575,147 million shares for the three months ended January 31, 2018, an increase from 737,406 million shares in the corresponding 2017 period. This increase resulted primarily from the issuance of stock options, warrants, RSAs, private placements of our common stock offset by the retirement of 5,000,00 shares.

Results of Operations for the nine months ended January 2018 and 2017

Service Revenue

Revenue was $108,194 for the nine-month period ended January 31, 2018 compared to no revenue during the same three-month period ended January 31, 2017. As described throughout this Report, the Company was under the control of a Court appointed Receiver during the 2017 period. For the period ended January 31, 2018 the Company primarily focused on generating revenue from the Digital Asset market. The revenue recorded during this period relates exclusively to the agreement it signed with KPAY for ICO consulting services.

Under the terms of the agreement with the customer, the value of the contract was comprised of $250,000 in cash and 1,000,000 shares of stock valued at $1.80 per share, or $1,800,000, and was paid in full to the Company prior to the commencement of services. The total value of the contract was $2,050,000. The Company or customer may cancel this agreement at any time for any reason whatsoever without an obligation to return any of the consideration received. In the event that occurs, the Company would immediately record the entire deferred liability balance as service revenue. The Company intends to continue to work with KPAY throughout the term of the contract and recognize monthly service income on a prorata basis. Since the common stock from KPAY is restricted, it can not be traded for a period of at least six months. There can be no assurances that KPAY will be worth a $1.80 a share, or have any value whatsoever, at the time we decide to sell our shares. As of January 31, 2018, the value of the KPAY stock was a $1.25 per share, or the equivalent of an unrealized loss of $550,000. This loss was recorded on the Company’s balance sheet in accumulated other comprehensive income.

Operating expenses

Operating expenses for the nine-month period ended January 31, 2018 was $19,305,509 compared to $37,318 during the same period ended January 31, 2017. The increase is attributable to the commencement of significant operations, primarily in the form of professional fees and administrative fees. These expenses include $19,121,160 in legal and professional services, $35,259 in advertising and marketing, as well as $149,090 in general and administrative expenses. Of the approximately $19.1 million of legal and professional services, approximately $18.8 million is attributable to share-based compensation.

Earnings per share, basic and fully diluted

The weighted average number of shares outstanding used in computing earnings per share on a diluted basis was 53,575,147 million shares for the three months ended January 31, 2018, an increase from 737,406 million shares in the corresponding 2017 period. This increase resulted primarily from the issuance of stock options, warrants, RSAs, private placements of our common stock offset by the retirement of 5,000,00 shares.

Liquidity and Capital Resources

We had $2,712,799 in cash and cash equivalents on hand as of January 31, 2018.

Excluding the non-cash charge of approximately $18,787,038 million we incurred for stock-based compensation during the three-month period ended January 31, 2018, net cash provided by operating activities for the nine-period ended January 31, 2018 increased to $1,640,963 compared to net cash used of $43,797 in the same period ended January 31, 2017. The increase is primarily attributable to an increase in deferred revenue of $1,953,694.

We used $2,641,961 in investing activities during the period ended January 31, 2018 compared to zero during the same period in 2017. The increase is attributable to the purchase of $108,800, in fixed assets and from the purchase of $2,545,532, net of unrealized losses that are classified, in marketable securities.

Cash from financing activities increase to $4,282,125 during the period ended January 31, 2018 compared to $43,843 during the period ended January 31, 2017. The increase is attributable to the sale of common stock through private placements.

We are focused on securing sufficient capital to fund our ongoing operations. In that regard, as part of our current fundraising efforts, and subsequent to January 31, 2018, we raised $539,000 through the sale of restricted shares of our common stock, par value $0.001 (the “Shares”) at $1.25 per Share in private placements made in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and Regulation D promulgated by the United States Securities and Exchange Commission (the “SEC”) under the Act. Our intention in furtherance of our business plan is to raise a total of at least $10 million through equity and debt offerings pursuant to Regulation D and Regulation S under the Act, which should enable us to sustain operations through the end of calendar year 2019. We are in the process of meeting with numerous investors in the U.S., Europe and Asia, and believe that our financing initiatives will be successful. However, there can be no assurance that we will, in fact, be successful in our efforts at terms and conditions satisfactory to the Company. If the Company is unsuccessful in attracting additional capital at satisfactory terms, if at all, the lack of adequate equity and/or debt funding could adversely impact the Company’s business operations and ability to fulfill its business plan and future prospects.

Inflation

Although our operations may be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine- month period ended January 31, 2018.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of January 31, 2018 and April 30, 2017.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer. Based on this evaluation, our CEO has concluded that our disclosure controls and procedures were effective as of January 31, 2018.

Changes in Internal Control over Financial Reporting

Since our last quarterly period covered, October 31, 2017, internal control over financial reporting has been impacted by the addition of processes and procedures to ensure proper controls have been implemented to materially benefit the Company’s financial reporting. We have implemented a multi-level approval process and two factor authentication for cash disbursements, we have a centralized, role-based accounting system, and we have developed systematic work-flow approval processes for operational events that affect financial reporting to mitigate and control financial risks, as well as the reporting of our financial condition.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine-month period ended January 31, 2018, we issued and sold a total of 12,946,700 restricted shares of our common stock, par value $0.001 (the “Shares”) through private placements to “accredited investors” as that term is defined under Rule 501(d) promulgated by the United States Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “Act”). The sale of Shares to accredited investors, from which we, received proceeds of $4,282,125, were made in reliance upon the exemptions provided by Section 4(2) of the Act and Regulation D promulgated by the SEC under the Act. We used the funds from the private placements to: (i) make investments into Digital Assets; (ii) investments into activities that we expect will become operating assets; and (iii) to pay for goods and services, including fees related to being a public company filing reports under the Exchange Act, to operate the Company during the nine-month period.

During the nine-month period ended January 31, 2018, the Company also issued 4,620,000 restricted Shares to independent contractors for bona fide services (the “Services”) to the Company in reliance upon Section 4(2) of the Act.  The fair value of the Services rendered in consideration for the issuance of Shares was $58,320,000, which was calculated using the closing price per Share on the respective dates of issuance.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6 Exhibits

EXHIBIT
NUMBER	DESCRIPTION
10.1	Coral Health Agreement, dated Jan 30, 2018, filed herewith
10.2	Basecoin Agreement, dated February 11, 2018, filed herewith
10.3	Origin Protocol Agreement, dated February 19, 2018.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer to Exchange Act Rule 13a-14(a)
32.1	Certification of the Chief Executive Officer and Chief Financial Officer to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOCKCHAIN INDUSTRIES, INC.

Date: March 19, 2018	By:	/s/ Patrick Moynihan
Patrick Moynihan Chairman, Chief Executive Officer and Chief Financial Officer

