Form 10-Q/A
period 2017-07-31
Blockchain Industries, Inc.
filed 2018-05-21
CIK 1084370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission File Number: 000-51126

BLOCKCHAIN INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0355407
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

730 Arizona Avenue, Suite 220, Santa Monica, CA	90401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (866) 995-7521

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 on Form 10–Q/A to Blockchain Industries, Inc.’s (f/k/a Omni Global Technologies, Inc.) quarterly report on Form 10–Q for the period ended July 31, 2017, filed with the Securities and Exchange Commission on August 31, 2017 and amended on October 16, 2017 (collectively the “l Form 10–Q”), is solely to furnish the certifications pursuant to Item 601(b)(31)(i) of Regulation S—K.

Except as expressly set forth above, this Amendment No. 2 does not, and does not purport to, amend, update, change or restate the information in any other item of the Form 10-Q or reflect any events that have occurred after the date of the Form 10-Q.

1

Item 6 Exhibits

EXHIBIT
NUMBER	DESCRIPTION
31.1	Certification of the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-149a))
31.2	Certification of the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-149a))
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

2

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOCKCHAIN TECHNOLOGIES, INC.

Date: May 21, 2018	By:	/s/ Patrick Moynihan
Patrick Moynihan Chief Executive Officer and Director

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 21, 2018	By:	/s/ Robert Kalkstein
Robert Kalkstein Principal Financial Officer

3