Form 10-Q/A
period 2018-01-31
Blockchain Industries, Inc.
filed 2018-06-22
CIK 1084370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
  Amendment No. 1

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission File Number: 000-51126

BLOCKCHAIN INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0355407
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

730 Arizona Ave., Suite 220, Santa Monica, California	90401
(Address of principal executive offices)	(Zip Code)

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

As of March 19, 2018 there were 36,745,046 shares of Common Stock, par value $0.001 issued and outstanding.

Blockchain Industries, Inc. (f/k/a Omni Global Technologies, Inc.) (the “Company”) filed its Quarterly Report on Form 10-Q for the period ended January 31, 2018 (the “Original Form 10-Q”), with the U.S. Securities and Exchange Commission (the “SEC”) on March 19, 2018. The Company is filing this Amendment No. 1 to the Original Form 10-Q (this “Form 10-Q/A”) to amend our disclosure pursuant a comment letter issued by the Securities and Exchange Commission.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-Q/A also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Accordingly, this Form 10-Q/A includes the currently dated certifications as exhibits.

Except as expressly set forth herein, this Amendment No. 1 does not reflect any events that have occurred after the date of the Original Form 10-Q.

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

Balance Sheets as of January 31, 2018 (Unaudited) and April 30, 2017

Interim Unaudited Statements of Operations for the Three and Nine Months Ended January 31, 2018 and 2017

Interim Unaudited Statements of Cash Flows for the Nine Months Ended January 31, 2018 and 2017

Notes to Interim Unaudited Financial Statements

BLOCKCHAIN INDUSTRIES, INC.
(Formerly Omni Global Technologies, Inc.)
Balance Sheets
As of January 31, 2018 and April 30, 2017

	January 31,	April 30,
	2018	2017
	(Unaudited)	Audited
ASSETS
Current assets
Cash & cash equivalents	$2,712,799	$–
Available-for-sale securities	2,533,286	–
Other current assets	51,519	–
Total current assets	5,297,604	–

Non-current assets
Property, plant & equipment, net of accumulated depreciation	108,675	–
Other non-current assets	11,317	–
Total non-current assets	119,992	–

Total assets	$5,417,596	$–

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$110,315	$493,596
Deferred revenue	1,953,694	–
Due to related parties	27,289	3,981,423
Note payable	–	501,112
Convertible note	–	53,000
Total liabilities	2,091,298	5,029,131

Shareholders' Deficit
Preferred stock, $0.001 par value, 5,000,000 authorized. 328,616.50 shares and zero shares issued and outstanding as of January 31, 2018 and April 30, 2017, respectively	329	–
Common stock; $0.001 par value; 400,000,000 shares authorized 36,159,446 and 737,406 shares issued and outstanding as of January 31, 2018 and April 30, 2017, respectively	17,769	20,368
Additional paid-in capital	10,611,198	6,179,489
Accumulated deficit	(7,302,998)	(11,228,988)
Total shareholders' equity (deficit)	3,326,298	(5,029,131)
Total liabilities and shareholders' equity	$5,417,596	$–

The Accompanying Notes Are An Integral Part Of These Financial Statements.

BLOCKCHAIN INDUSTRIES, INC.
(Formerly Omni Global Technologies, Inc.)
Statements of Operations (unaudited)

	Three Months Ended January 31, 2018	Three Months Ended January 31, 2017	Nine Months Ended January 31, 2018	Nine Months Ended January 31, 2017
Sales	$108,194	$–	$108,194	$–
Operating expenses:
Professional fees	480,994	5,400	500,184	35,690
Advertising and marketing expense	16,069		16,069	–
General and administrative expense	129,459	10	138,367	1,628
Total operating expenses	$626,522	$5,410	$654,620	$37,318
Income (loss) from operations	(518,328)	(5,410)	(546,426)	(37,318)
Other income (expense)
Debt forgiveness	20,000		5,023,192
Interest expense	(441)	250	(1,323)	543
Unrealized gain (loss) of equity securities	(555,957)	–	(555,957)	–
Exchange gain (loss)	(12,246)	–	(12,246)	–
Total other income (expense)	(548,644)	(250)	4,453,666	(543)
Income (loss) before income taxes	(1,066,972)	(5,660)	3,907,240	(37,861)
Provision for income taxes (benefit)	–	–	–	–
Net income (loss)	$(1,066,972)	(5,660)	$3,907,240)	(37,861)

Basic earnings (loss) per common share	$(0.03)	$(0.01)	$0.10	$(0.05)
Diluted earnings (loss) per common share	$(0.02)	$(0.01)	$0.09	$(0.05)

Weighted-average number of common shares outstanding:
Basic	32,883,186	737,406	38,119,333	737,406
Diluted	39,738,384	737,406	43,770,835	737,406

The Accompanying Notes Are An Integral Part Of These Financial Statements.

BLOCKCHAIN INDUSTRIES, INC.
(Formerly Omni Global Technologies, Inc.)
Statement of Cash Flows (unaudited)

	For the nine months ended January 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$3,907,240	$(37,861)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	125	–
Share-based compensation	166,603	–
Unrealized (gain)/loss of equity securities	555,957
Unrealized currency translation (gains)/losses	12,246	–
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(62,836)	–
Non-cash compensation (marketable securities)	(1,800,000)
Accounts payable and accrued expenses	(383,281)	(5,936)
Deferred revenue	1,953,694	–
Decrease in related party liabilities	(3,954,574)	–
Decrease in notes payable	(501,112)	–
Decrease in convertible notes	(53,000)	–
Net cash provided by (used in) operating activities	(159,477)	(43,797)

Cash flows from investing activities:
Purchases of marketable securities	(1,289,243)	–
Purchases of fixed assets	(108,800)	–
Net cash provided by (used in) investing activities	(1,398,043)	–

Cash flows from financing activities:
Loans and advances	441	43,843
Sale of common and preferred stock	4,282,125	–
Net cash provided by financing activities	4,282,566	43,843

Net change in cash	2,725,045	46

Cash, beginning of the period	–	–
Effects of currency translation on cash and cash equivalents	(12,246)	–
Cash, end of the period	$2,712,799	$46

The Accompanying Notes Are An Integral Part Of These Financial Statements.

Notes to Unaudited Financial Statements
For the Three and Nine Month Interim Periods Ended January 31, 2018
(Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Blockchain Industries, Inc. (“BCII”, “Blockchain”, the “Company”, “we”, “our” or “us”) was originally formed under the laws of the State of Nevada on September 15, 1995 as Interactive Processing, Inc. to market high-tech consumer electronics through television home-shopping networks, retail stores, catalog companies and their website remotecontrols.com. In March 1999, the Company changed its name to Worldtradeshow.com, Inc. (“WTS”). In April 1999, the Company acquired intellectual property rights to a database from Chaiisai Tora, Inc., an unaffiliated third party, and significantly changed its business plan to develop tradeshow software and market both physical and virtual tradeshow space through the Company's website.

The Company’s business involved the operation of Hotels.com.vn, tour companies and restaurants and marketing of the WTS Discount Card in Vietnam in order to serve as an online vehicle for Vietnamese companies to promote themselves, using the largest travel and tourism online website in, as well as being recognized as the official travel/tourism website of, Vietnam.

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

However, from October 2008 through early 2016, the Company’s operations were limited as a result of limited capital resources. Nevertheless, the Company continued operations of the Hotel.vn website. On May 15, 2016, the Company was placed under the control of a Receiver in Nevada’s Eighth Judicial District. From May 15, 2016 through March 22, 2017, while under the control of the Receiver, the Company continued to incur expenses to maintain its corporate existence as a public company and maintain its web-related business. On November 18, 2016, the Company changed its name to Omni Global Technologies, Inc. and on May 23, 2017, the Company entered into a Share Purchase Agreement with JOJ Holdings, LLC (“JOJ”), pursuant to which JOJ: (i) purchased 40,000,000 restricted shares of common stock, $0.001 par value (the “Control Shares”) from the Company by the authority of the Receiver; (ii) assumed the liabilities of a judgement creditor in the amount of approximately $25,000; and (iii) paid the Receiver $150,000 which monies were used to cover the Receiver’s and other company expenses. Additionally, and concurrent with the execution of the Share Purchase Agreement, the Receiver resigned, and Olivia Funk was appointed as the sole officer and director of the Company.

On November 13, 2017, the Company filed Certificate of Amendment to its Articles of Incorporation with the State of Nevada for the purpose of changing its name from Omni Global Technologies, Inc. to Blockchain Industries, Inc. On November 15, 2017, Mr. Patrick Moynihan was appointed as the Company’s Chief Executive Officer, Chief Financial Officer and Chairman/sole director and, on the same date, Ms. Funk resigned all positions as an executive officer and director of the Company. On December 1, 2017, the Company announced Mr. Zack Pontgrave as President, although a formal agreement was never signed, and Mr. Bryan Larkin as Chief Technology Officer, respectively, joining Mr. Moynihan as part of the Company’s management team. As of April 2018, the Company has withdrawn the offer to Mr. Pontgrave, and the Company is currently negotiating a separation agreement.

While we initially purchased a new domain, hotelsinvietnam.net, which the Company used for marketing Vietnamese travel businesses (the “Legacy Business”) to be monetized through our newly established blockchain technology, we are discontinuing that business to focus on our broader business model related to the blockchain technologies market, within the blockchain technology market and intend to target and acquire or build a broad portfolio of virtual currencies, digital coin and tokens, and other blockchain assets (the “Digital Assets”) within four business verticals:

●
Digital Asset Bank & Investment Management

●
Mining and Trading

●
Initial Coin Offerings (“ICOs”) and Ventures

●
Media and Education

The Company discontinued the Legacy Business as of April 30, 2018.

Recent Share Recapitalization

On January 16, 2018, the Company executed a 2-for-1 forward stock split. Accordingly, all references to the numbers of common shares and per share data in the accompanying financial statements have been adjusted to reflect these splits, on a retroactive basis, unless indicated otherwise. The Company previously implemented a 1 for 15 reverse stock split effective November 18, 2016.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements at April 30, 2017 as presented in the Company’s Annual Report on Form 10-K filed on August 30, 2017 with the SEC, and as amended on May 21, 2018.

Revenue Recognition

The Company recognizes revenue when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services are rendered; (3) the price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. Amounts collected before these criteria are met are recorded as deferred revenue.

Currently, the Company’s revenue is in the form of consulting services provided to customers. Revenue is recognized prorata on a monthly basis over the term of the contractual agreement.

At the time of the filing, the Company was unable to determine the percentage of completion for the one project it was contracted to perform and, as such, felt that using a pro rata method of accounting was most appropriate at this time. If and when the services and deliverables have been completed, we will immediately record the remaining portion of the Deferred Revenue.

Marketable Securities

The Company determines the appropriate classification of its marketable securities, which consist primarily of investments in Digital Assets, such as Bitcoin and Ethereum, at the time of purchase and reevaluates such designation at each balance sheet date. All of the Company’s marketable securities are considered available-for-sale and carried at estimated fair values and reported as available-for-sale securities on the balance sheet. The Company has adopted ASU 2016-01, and now records unrealized gains and losses on available-for-sale securities in net income and reported as “Unrealized gain (loss) of equity securities” on the income statement. Other income includes realized gains and losses on sales of securities and other-than-temporary declines in the fair value of securities, if any. The cost of securities sold is based on the specific identification method. The Company regularly reviews all of its investments for other-than-temporary declines in fair value. The Company’s review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that it will be required to sell the securities before the recovery of their amortized cost basis. If the Company were to determine that the decline in fair value of an investment is below its accounting basis and the decline is other-than-temporary, the Company would reduce the carrying value of the security and record a loss for the amount of such decline.

Going Concern

The Company has an accumulated deficit of approximately $26 million from its inception on September 15, 1995 to date. We will need additional working capital for ongoing operations, which raises substantial doubt about our ability to continue as a going concern. Management of the Company is working on a strategy to meet future operational goals which may include equity funding, short term or long-term financing or debt financing, to enable the Company to reach profitable operations, however, there can be no assurances that the plan will succeed, nor that the Company will be able to execute its plans.

Stock-based compensation

The Company follows the provisions of ASC 718, “Share-Based Payment” and ASC 505-50 “Equity-Based Payments to Non-Employees”. Under this guidance compensation cost generally is recognized at fair value on the date of the grant and amortized over the respective vesting periods. The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of the Company’s shares using weekly price observations over an observation period that approximates the expected life of the options. The risk-free rate approximates the U.S. Treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. Due to limited history of forfeitures, the estimated forfeiture rate included in the option valuation was zero.

While ASC 505-50 does not specifically indicate which period expenses should be recognized, the guidance does indicate that the expenses should be recognized in the same period as when the services were performed. The stock-based compensation, that are expensed at fair value, accrue over the service period (vesting period) and are re-measured every period until they are settled if the services are to be performed over a period of time. On the vesting date, a final adjustment is made to reconcile the prior expenses. Note that if the performance requirements have been met but grant has expired, the expenses are not reversed. However, if the performance requirements have not been met then the expenses are reversed.

Many of the assumptions require significant judgment and any changes could have a material impact in the determination of stock-based compensation expense.

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

Level 1 - Quoted prices in active markets for identical assets or liabilities;

Level 2 - Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and

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

The Company classifies certain accounts holding Bitcoin and Ethereum to be cash equivalents and records them at their initial cost, and subsequently re-measures the carrying amounts it owns at each reporting date based on their current fair value. The changes in the fair value are included as a component of income or loss from operations. The Company considers certain accounts holding Bitcoin and Ethereum as cash because they are readily convertible to U.S. Dollars and the Company has used these currencies to receive and make payments for services.

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

Recent Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This pronouncement is effective for annual reporting periods beginning after December 15, 2017 but early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in practice regarding how certain cash receipts and cash payments are presented in the statement of cash flows. The standard provides guidance on the classification of the following items: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, (6) distributions received from equity method investments, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows. The Company is required to adopt ASU 2016-15 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 on a retrospective basis. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of adoption of ASU 2016-15.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting,” which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification flows of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is in the process of evaluating the impact of the adoption of ASU 2016-09 on its consolidated financial statements. The adoption of ASU No. 2016-09 is not expected to have a material impact on the Company's consolidated financial statements or related disclosures.

All other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

NOTE 4. AVAILABLE-FOR-SALE SECURITIES

The following table sets forth the components of the Company’s marketable securities at January 31, 2018 and April 30, 2017:

January 31, 2018
Description	Cost	Gross Unrealized gain (loss)	Aggregate fair value
Chimes - Equity Token	$200,000	$–	$200,000
Chimes - Utility Token	50,000	–	50,000
Video Coin - Utility Token	50,000	–	50,000
Lottery.com - Utility Token	250,000	–	250,000
Academy - Utility Token	250,000	–	250,000
Coral Health - Utility Token	250,000	–	250,000
Kinerjay Pay Common Stock	1,800,000	(550,000)	1,250,000
BTC Wallet	26,928	(2,179)	24,749
EOS Wallet	20,323	(2,651)	17,672
NEO Wallet	101,523	(1,698)	99,825
OMG Wallet	20,870	(429)	20,441
QTUM Wallet	14,480	1,858	16,338
REP Wallet	55,119	(858)	54,261
Total available-for-sale securities	$3,089,243	$(555,957)	$2,533,286

There were no marketable securities as of April 30, 2017.

The KinerjaPay Common Stock was received as compensation and, as such, the Company did not use cash to acquire the securities.

We have an agreement with Chimes to purchase 500,000 tokens of their Series T Preferred Equity Token “Chimes Equity Tokens”. Chimes will sell a total of 100,000,000 Chimes Equity Tokens. Chimes Equity Tokens share the same economic value as commons shares of Chimes expect the Chimes Equity Tokens are non-voting shares. For the utility tokens, they will be similar to other tokens that trade on alternative trading systems, and do not represent an equity interest in the underlying issuer, but an investment in the blockchain platform.

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

There was no property and equipment as of April 30, 2017.

NOTE 6. LIABILITIES DISCHARGED IN RECEIVERSHIP

The Company was dormant from October 2008 through May 15, 2016 until it was placed under the control of a Receiver in Nevada’s Eighth Judicial District pursuant to Case #A14-715484-P (“the Case”). On June 13, 2017, pursuant to an order by the judge presiding over the Case, the Company emerged from receivership and liabilities including accounts payable, accrued expenses, amounts due to related parties, notes payable, and convertible notes amounting to $5,023,192 that had been outstanding since 2009, were officially discharged. As a result, the Company recorded other income, “debt forgiveness” on its income statement for the period ended July 31, 2017. The amount of debt discharged represented substantially all of the Company’s liabilities outstanding as of April 30, 2017.

NOTE 7. DEFERRED REVENUE

As of January 31, 2018, deferred revenue amounted to $1,953,694 compared to zero as of April 30, 2017. The deferred revenue was concentrated in one customer with whom the Company had signed a one-year consulting agreement with on January 11, 2018 (the “Consulting Agreement”). Under the terms of the Consulting Agreement with the customer, the value of the contract was comprised of $250,000 in cash and 1,000,000 shares of stock valued at $1.80 per share, or $1,800,000, and was paid in full to the Company prior to the commencement of services. The total value of the contract was $2,050,000. The Company or customer may cancel the Consulting Agreement at any time for any reason whatsoever without an obligation to return any of the consideration received. In the event of such termination, the Company would immediately record the entire deferred liability balance as service revenue.

There were no deferred revenue balances as of April 30, 2017.

NOTE 8. DUE TO RELATED PARTIES

As of January 31, 2018, the balance due to related parties was $27,289. As April 30, 2017, the balance due to related parties was $3,981,423. This amount was written off as part of the discharge of receivership described in Note 6. Liabilities Discharged in Receivership. The amount of $27,289 relates to a liability assumed by the Company related to the Share Purchase Agreement with JOJ Holdings described in Note 1. Organization and Description of Business.

NOTE 9. STOCKHOLDERS’ EQUITY

Common and Preferred Stock

The Company has 400,000,000 shares of Common Stock authorized with a par value of $0.001 per share and 5,000,000 shares of Preferred Stock authorized, with a par value of $0.001 per share.

As of January 31, 2018, and April 30, 2017 there were 36,159,446 and 737,406 shares of Common Stock outstanding, respectively. As of January 31, 2018, and April 30, 2017 there were 328,616.50 and zero preferred shares outstanding, respectively. Each preferred share is convertible to 40 shares of Common Stock, which is adjusted for the 2-for-1 forward stock split effective January 16, 2018. Per ASC 230-10-50-3, we executed a non-cash financing activity by entering into an agreement with certain shareholders to convert their 13,144,660 shares of Common Stock into 328,616.50 shares of the Company’s Series A Preferred Stock.

As of January 31, 2018, the following dilutive securities calculated using the treasury method were considered equivalents for the purposes of calculating earnings per share:

Preferred shares convertible to Common Stock	13,144,660
Warrants	7,637,500
Stock options	234,247

Share count reconciliation

Beginning share balance April 30, 2017	737,406
Control Shares issued	40,000,000
Shares issued in private placements	12,946,700
RSU’s vested	620,000
Shares retired	(5,000,000)
Shares converted to preferred stock.	(13,144,660)
Ending share balance January 31, 2018	36,159,446

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

As part of the $0.05 and $0.10 rounds of investment, investors received warrants equal to 50% of the shares received at an exercise price of $0.25. Through the nine-months ended January 31, 2018, the Company had issued 5,137,500 as part of the issuance for the $0.05 and $0.10 rounds.

Common Stock Issued in Exchange for Consulting, Professional and Other Services

The Company has issued non-statutory stock options, restricted stock purchase awards and stock compensation to directors and consultants.  The terms of stock options granted under these plans generally may not exceed 10 years.  The Company currently does not have a defined equity incentive plan. Stock issued to directors and consultants have been granted via individual agreements.

Share-based payment arrangements were made to compensate independent contractors to perform services as a way to conserve cash as we develop our business. Share-based payments were made in negotiations with each independent contractor and may be in the form of an option to purchase shares of our common stock or restricted shares of our common stock. We grant share-based payment over the term of our agreements with vesting schedule to incentive personnel over time. After the reporting period, we conducted a 409A valuation with the firm SingerLewak, The date of the 409A valuation was May 22, 2018. SingerLewak took certain available information about the Company and assess the following values at specific dates:

Value Date	Value ($ per share)
December 1, 2017	0.063
January 1, 2018	0.117
February 1, 2018	1.25
March 1, 2018	1.25

The Company believes these values represent an accurate representation of our fair market value at the specific dates. According to these results above, the Company determined that it did not issue any options below the fair value market price. The Company will keep this valuation in the event the IRS investigates our claims that our OTC-traded price is not a fair representation of our market value on those dates. If the IRS concludes that the OTC-traded price should be used to determine our valuation, there may be penalties to the grantees or to the Company under Section 409A of the Internal Revenue Code.

The Company will continue to assess material changes to its business that would affect our market values, and we may decide that certain conditions would allow us to use the OTC-traded price as an accurate representation of a fair market value of our common stock.

During the nine-month period ended January 31, 2018, the Company issued 2,620,000 restricted shares of Common Stock (“RSA”) to independent contractors for professional services. The fair value of the restricted shares was calculated to be $508,140 using the price per share on the grant date of each restricted stock award. The Company issued the shares of restricted Common Stock for services as outlined in the table below:

RSAs	Number of Shares	Remeasured Weighted Average Fair Value
RSA Unvested at the beginning of the Period		$–
RSA Granted During the Period	2,620,000	$0.11
RSA Canceled During the Period		$–
RSA Vested During the Period	620,000	$0.07
RSA Unvested at the End of the Period	2,000,000	$0.12

	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life	Remeasured Weighted Average Fair Value
Outstanding at Beginning of Period		$–	$–	-	$–
Exercisable at the End of the Period	276,332	$0.82	$-	5.90	$0.072
Granted During the Period	1,422,000	$1.92	$-	7.92	$0.107
Exercised During the Period		$–	$–	-	$-
Canceled during the Period(Forfeited)		$–	$–	-	$-
Canceled during the Period(Expired)		$–	$–	-	$-
Outstanding at the End of the Period	1,422,000	$1.92	$-	7.92	$0.107
Options Vested During the Period	276,332	$0.82	$-	5.90	$0.072
Vested at end of Period	276,332	$0.82	$-	5.90	$0.072
Shares Expected to vest	1,145,668	$2.19	$-	8.40	$0.116
Vested and Expected to vest	1,422,000	$1.92	$-	7.92	$0.107

Preferred Notes Convertible to Common Stock

During the nine-month period ended January 31, 2018, the Company converted 13,144,660 shares of Common Stock into Series A Convertible Preferred Stock (the “Preferred Shares”). The Company designated 500,000 shares as Preferred Shares.   The Company had agreed to convert certain investor shares of Common Stock into the Preferred Shares, which are convertible into shares of Common Stock at a rate of one Preferred Share into forty shares of Common Stock. At January 31, 2018, the Company had 328,616.50 Preferred Shares issued and outstanding.

Key terms of the Preferred Shares include:

●
Holders shall have no voting rights unless and until such shares are converted into shares of common stock.
●
Holders must provide written notice to the authorized representative of the Company in order to convert their shares.
●
In no event may the holder convert any shares of Series A Preferred Shares into Common Stock if, as a result of such conversion, the Holder will own of record and/or beneficially in excess of 4.99% of the outstanding shares of Common Stock.

On February 12, 2018, the Company filed a Certificate of Designation with the State of Nevada effective as of November 11, 2017 for a newly authorized Series A Convertible Preferred Stock. A total of 500,000 shares of Series A Convertible Preferred Stock have been authorized of which 328,616.50 shares were issued and outstanding, as follows:

Issuee Name	Series A Convertible Preferred Shares
JOJ Holdings, LLC (1)	141,116.50
JFS Investments, Inc. (2)	187,500.00

(1) Mr. Justin Schreiber is the control person of JOJ Holdings, LLC.
(2) Mr. Joe Salvani is the control person of JFS Investments, Inc.

The Company is obligated is issue shares of Common Stock to the holders of the Preferred Shares once the holder submits a notice of conversion to the Company. The Company shall issue the required number of shares of Common Stock at a rate of 40 shares of Common Stock to 1 share of the Preferred Shares.

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

The $0.83 per share is the weighted-average exercise price of all warrants that have been issued, which are convertible into one share of our Common Stock. 2,000,000 warrants are not yet vested and will vest on January 1, 2019. As such the 2,000,000 are not considered when calculating dilutive shares for the period.

NOTE 10. SUBSEQUENT EVENTS

During the period from February 1, 2018 through the date of this amended Report, the Company has raised a total $1,445,000 through the private placements of its common stock at $1.25 per share, issuing 1,248,000 shares of Common Stock. No warrants were issued as part of these private placements.

Blockex:

On February 16, 2018, we entered into a Private Token Purchase Commitment Form (“BlockEx Agreement”) with BlockEx Limited (“BlockEx”) a privately held limited liability company incorporated under the laws of Gibraltar. Under the terms of the BlockEx Agreement, the Company agreed to purchase up to 5,714,285.71 digital tokens from the Company for 2,000,000 Euros, or at the time of the purchase, approximately $2,481,600 USD. To date the Company has purchased tokens amounting to approximately 1,128,770 tokens for a purchase price of 395,069.53 Euros. The Company filled the 2,000,000 Euro obligation for the BlockEx Agreement by pooling with other investors for the remaining 1,604,930 Euros. This investment provides the Company with exposure to a digital asset exchange platform. The BlockEx platform provides an institutional exchange, white-labeled brokerage software, and the ability to launch ICO’s.

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

The value of our Common Stock for this agreement was valued at $10 per share.

The Company may earn an additional (i) 5%, for a total of 35%, of LegatumX’s common stock if LegatumX realizes $2.3 million in gross proceeds from the sale of the 100,000 shares of our common stock within the 12-month period following the effective date of the Company’s filing of a Form 10 with the SEC (the “Form 10”), or (ii) an additional 10%, for a total of 40%, of LegatumX’s common stock if LegatumX realizes $10.1 million in gross proceeds from the sale of the 100,000 shares of our common stock within the 12-month period following the effective date of the Form 10.

Basecoin & Origin Protocol:

On February 13, 2018 and February 20, 2018, the Company entered into two separate subscription agreements with KR CRYPTO SPE, LLC, a special-purpose entity, for the purpose of acquiring tokens of Basecoin and Origin Protocol, respectively. The Company invested $100,000 and $50,000 into the subscription agreements for Basecoin and Origin Protocol, respectively. Basecoin’s token will be utilized as a form of controlling the supply and demand of fiat-based currencies to expand or contract the money-supply, similar to how current central banks attempt to maintain a normalized supply and demand of their respective fiat currencies. The Origin Protocol utilizes the Ethereum blockchain, allowing developers to build decentralized marketplaces to create and manage listings for the fractional usage of assets and services.

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

On November 13, 2017, the Company filed Certificate of Amendment to its Articles of Incorporation with the State of Nevada for the purpose of changing its name from Omni Global Technologies, Inc. to Blockchain Industries, Inc. On November 15, 2017, Mr. Patrick Moynihan was appointed as the Company’s Chief Executive Officer, Chief Financial Officer and Chairman/sole director and, on the same date, Ms. Funk resigned from all positions as an executive officer and director of the Company. On December 1, 2017, the Company announced Mr. Zack Pontgrave as President, although a formal agreement was never signed, and Mr. Bryan Larkin as Chief Technology Officer, respectively, joining Mr. Moynihan as part of the Company’s management team. As of April 2018, the Company has withdrawn the offer to Mr. Pontgrave, and the Company is currently negotiating a separation agreement. The Company has made two appointments to its Board of Directors after the reporting period. Mr. Max Robbins and Mr. Tony Evans have both joined our Board of Directors.

While we initially purchased a new domain, hotelsinvietnam.net, which the Company used for marketing Vietnamese travel businesses (the “Legacy Business”) to be monetized through our newly established block chain technology, we are discontinuing that business to focus on our broader business model related to the blockchain technologies market, within the blockchain technology market and intend to target and acquire or build a broad portfolio of virtual currencies, digital coin and tokens, and other blockchain assets (the “Digital Assets”) within four business verticals:

●
Digital Asset Bank & Investment Management

●
Mining and Trading

●
Initial Coin Offerings (“ICOs”) and Ventures

●
Media and Education

The Company discontinued the Legacy Business as of April 30, 2018.

KinerjaPay ICO(KPAY):

On January 11, 2018, the Company entered into an advisory agreement to provide Initial Coin Offering (“ICO”) services to PT KinerjaPay Indonesia, an Indonesian company and a wholly-owned subsidiary of KinerjaPay Corp., a Delaware corporation (OTCQB: KPAY) (“KPAY”). As consideration for entering into the advisory agreement and providing services related to administering the KinerjaPay ICO and establishing a Digital Asset Exchange in Indonesia, we were paid $250,000 in cash, and received 1,000,000 restricted shares of KinerjaPay’s common stock, having a market value approximately $1,800,000 based upon the closing price of the KPAY shares on the OTCQB of $1.80 on January 11, 2018. In addition, we shall receive a 50% equity ownership in an Indonesian-based Digital Asset Exchange which has yet to be formed.

Chimes ICO:

On December 19, 2017 and February 5, 2018, the Company entered into two agreements with Chimes Broadcasting, Inc. to purchase 500,000 equity tokens for $400,000 (the “Chimes Equity Tokens”). The financial statements at the period of January 31, 2018 will only show $200,000 invested in the Chimes Equity Token. The Chimes Equity Tokens will give the Company equity in Chimes Broadcasting, Inc. In addition, the Company entered into another agreement with Chimes Broadcasting, Inc. which grants us the option to purchase future utility tokens for use on the Chimes network platform.

There are 100,000,000 authorized Chimes Equity Tokens, which share the same economic benefits to common shareholders of Chimes, however, the Chimes Equity Tokens are non-voting shares.

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

As of the date of this Report, the Company has funded $500,000 toward the AutoLotto Agreement, of which $250,000 was funded at the period ending January 31, 2018.

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

Results of Operations

Results of Operations for the three months ended January 2018 and 2017

Service Revenue

Revenue was $108,194 for the three-month period ended January 31, 2018 compared to no revenue during the same three-month period ended January 31, 2017. As aforementioned, the Company was under the control of a Court appointed Receiver during the 2017 period. For the period ended January 31, 2018 the Company primarily focused on generating revenue from the Digital Asset market. The revenue recorded during this period relates exclusively to the agreement it signed with KPAY for ICO consulting services.

Under the terms of the agreement with the customer, the value of the contract was comprised of $250,000 in cash and 1,000,000 shares of stock valued at $1.80 per share, or $1,800,000, and was paid in full to the Company prior to the commencement of services. The total value of the contract was $2,050,000. The Company or customer may cancel this agreement at any time for any reason whatsoever without an obligation to return any of the consideration received. In the event that occurs, the Company would immediately record the entire deferred liability balance as service revenue. The Company intends to continue to work with KPAY throughout the term of the contract and recognize monthly service income on a prorata basis. Since the common stock from KPAY is restricted, it cannot be traded for a period of at least six months. There can be no assurances that KPAY will be worth a $1.80 per share, or have any value whatsoever, at the time we decide to sell our shares. As of January 31, 2018, the value of the KPAY stock was $1.25 per share, or the equivalent of an unrealized loss of $550,000. This loss was recorded on the Company’s balance sheet in accumulated other comprehensive income.

Operating expenses

Operating expenses for the three-month period ended January 31, 2018 were $626,522 compared to $5,410 during the same period ended January 31, 2018. The increase is attributable to the commencement of significant operations, primarily in the form of professional fees and administrative fees. These expenses include $480,994 in legal and professional services, $16,069 in advertising and marketing, as well as $129,459 in general and administrative expenses. Of the $480,994 of legal and professional services, $166,063 is attributable to share-based compensation.

Earnings per share, basic and fully diluted

The weighted average number of shares outstanding used in computing earnings per share on a diluted basis was 39,738,384 shares for the three months ended January 31, 2018, an increase from 737,406 shares in the corresponding 2017 period. This increase resulted primarily from the issuance of stock options, warrants, RSAs, private placements of our common stock offset by the retirement of 5,000,00 shares.

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

Under the terms of the agreement with the customer, the value of the contract was comprised of $250,000 in cash and 1,000,000 shares of stock valued at $1.80 per share, or $1,800,000, and was paid in full to the Company prior to the commencement of services. The total value of the contract was $2,050,000. The Company or customer may cancel this agreement at any time for any reason whatsoever without an obligation to return any of the consideration received. In the event that occurs, the Company would immediately record the entire deferred liability balance as service revenue. The Company intends to continue to work with KPAY throughout the term of the contract and recognize monthly service income on a prorata basis. Since the common stock from KPAY is restricted, it cannot be traded for a period of at least six months. There can be no assurances that KPAY will be worth a $1.80 per share, or have any value whatsoever, at the time we decide to sell our shares. As of January 31, 2018, the value of the KPAY stock was $1.25 per share, or the equivalent of an unrealized loss of $550,000. This loss was recorded on the Company’s balance sheet in accumulated other comprehensive income.

Operating expenses

Operating expenses for the nine-month period ended January 31, 2018 were $654,620 compared to $37,318 during the same period ended January 31, 2017. The increase is attributable to the commencement of significant operations, primarily in the form of professional fees and administrative fees. These expenses include $500,184 in legal and professional services, $16,069 in advertising and marketing, as well as $138,367 in general and administrative expenses. Of the $500,184 of legal and professional services, $166,063 is attributable to share-based compensation.

Earnings per share, basic and fully diluted

The weighted average number of shares outstanding used in computing earnings per share on a diluted basis was 43,770,835 shares for the three months ended January 31, 2018, an increase from 737,406 shares in the corresponding 2017 period. This increase resulted primarily from the issuance of stock options, warrants, RSAs, private placements of our common stock offset by the retirement of 5,000,00 shares.

Liquidity and Capital Resources

We had $2,712,799 in cash on hand as of January 31, 2018.

We used $159,477 in cash for operating activities during the nine-month period ended January 31, 2018, compared to using $43,797 during the nine-month period ended January 31, 2017. The use of $159,477 is mostly attributable to $568,203 of unrealized losses, and a change in deferred revenue of $1,953,694 offset by the change in non-cash compensation of $1,800,000 and a decrease in accounts payable and other liabilities of approximately $4.9 million, which mostly included the retirement of debt through a court order from Clark County, Nevada.

As a result of a court order from Clark County, Nevada, dated June 13, 2017, a judgement by the Receiver was granted and any claims not listed on the court order were barred by statute. Therefore, we eliminated of approximately $5 million of debt during the nine months ended January 31, 2018. White Tiger Partners, LLC became the judgement creditor as a result of the Share Purchase Agreement that JOJ Holdings, LLC entered into with the Receiver, obtaining a judgment of $22,025.39 at 8% interest per annum. As of the date of this amended 10-Q, the principal and interest to White Tiger Partners, LLC has been fully paid. There was an additional $20,000 of debt owed to JOJ Holdings, LLC, which was forgiven during the three months ended January 31, 2018.

We used $1,398,043 in investing activities during the period ended January 31, 2018 compared to zero during the same period in 2017. The increase is attributable to the purchase of $108,800, in fixed assets and from the purchase of approximately $1.3 million, in marketable securities.

Cash from financing activities increase to $4,282,125 during the period ended January 31, 2018 compared to $43,843 during the period ended January 31, 2017. The increase is attributable to the sale of common stock through private placements. Per ASC 230-10-50-3, we executed a non-cash financing activity by entering into an agreement with certain shareholders to convert their 13,144,660 shares of common stock into 328,616.50 Preferred Shares.

We are focused on securing sufficient capital to fund our ongoing operations. In that regard, as part of our current fundraising efforts, and subsequent to January 31, 2018, we raised $1,445,000 through the sale of restricted shares of our Common Stock, par value $0.001 (each a “Share” collectively, the “Shares”) at $1.25 per Share in private placements made in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and Regulation D promulgated by the United States Securities and Exchange Commission (the “SEC”) under the Act. Our intention in furtherance of our business plan is to raise a total of at least $10 million through equity offerings pursuant to Regulation D and/or Regulation S under the Act, which should enable us to sustain operations through the end of calendar year 2019. We are in the process of meeting with numerous investors in the U.S., Europe and Asia, and believe that our financing initiatives will be successful. However, there can be no assurance that we will, in fact, be successful in our efforts at terms and conditions satisfactory to the Company. If the Company is unsuccessful in attracting additional capital at satisfactory terms, if at all, the lack of adequate funding could adversely impact the Company’s business operations and ability to fulfill its business plan and future prospects.

The Company has hired contractors, of which we intend a majority to become full-time employees, to assist us with regulatory environments and to generate revenue. Our goal is to increase our liquidity by generating revenue through our efforts, however, our liquidity demands currently outweigh our revenue-generating assets. Therefore, we anticipate external funding will be the main source of our liquidity until we are able to generate sufficient revenues. The Company is actively seeking both external and internal sources of liquidity to improve our financial condition going forward.

Inflation

Although our operations may be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine-month period ended January 31, 2018.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of January 31, 2018 and April 30, 2017.

Critical Accounting Estimates

Our financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed below and should be read in reference to NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES above.

Revenue Recognition

We have adopted ASU 2014-09 and, as such, we analyze obligations on contracts with customers, assessing the transaction price and recording revenue accordingly. During the nine months ended January 31, 2018, we had one contract with a customer to provide services. The Company used the OTC Market price of our customer because we felt the price was readily available and volume of the common stock, which we received as compensation, was fairly liquid to use the OTC Market price as an appropriate valuation. The Company may enter into additional agreements where we receive non-cash assets as compensation, which will require us to use estimates on the value of our services, which will be recorded as revenue. To the extent the Company receives compensation of illiquid non-cash assets, or any asset that may not have a readily determinable fair market value, we may require the use of certain Level 3 fair value estimated as defined by ASC 820.

Stock-based compensation

In accordance with determining values of compensation delivered in our Common Stock, we are required to use estimates on the value of our Common Stock, in addition to volatility of our stock, among other financial metrics. Our stock is thinly traded may not be the best indicator of the valuation of our Company, however, it was the only available price we could reasonably use to determine the value of our stock-based compensation. In addition, to determine volatility of for the valuation of option using a Black-Scholes valuation model, the Company needed to use peer companies, of which there is limited supply whose equity trades in public markets. The result of the estimates used in our valuation was approximately $18.8 million of a non-case stock-based compensation expense for the three-months ended January 31, 2018. As more data becomes readily available, the Company may determine to change the estimates used in the valuation, which could have a material impact on the valuation of our stock-based compensation expense.

Available-for-Sale Securities

The Company uses estimates to determine the fair value of our AFS securities, especially those in Digital Assets. For example, some AFS securities were determined to have readily available market values on alternative trading systems, which trade assets like Bitcoin and Ethereum. The values are volatile and the systems on which they trade may not be regulated. The Company may determine that the systems we used for determining valuations may no longer be appropriate. The Company also held AFS securities at cost because we determined the was no market or markets were too limited or thinly traded to determine a fair value. Until the Digital Asset markets mature, the Company may have difficulty determining inputs for valuation or need to change the estimates used to assess the value of our Digital Assets.

Deferred Revenue

The Company has deferred revenue from its first consulting contract for the KPAY agreement. The Company determined that there our obligations would be met evenly over the course of the contract and, as such, will record revenue evenly over the course of the agreement. The Company will need to assess each contract and our obligations, assign values to each obligation in the agreement, as per ASU 2014-09. Estimated used in the determination of value and duration may change on a per-contract basis and, in addition, the Company could change the original estimates used for a specific contract depending on changes over the course of contracts with customers. For example, the KPAY agreement is currently being recorded evenly over one year, however, the Company may determine the obligations to have all been met early and may decide to record the remaining, unearned revenue immediately.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Principal Financial Officer (“PFO”). Based on this evaluation, our CEO and PFO have concluded that our disclosure controls and procedures were not effective as of January 31, 2018. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in disclosure controls and procedures which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment as the Company’s officers did not have ample time to prepare sufficient risk assessments for the reporting period; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC Guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy.

We expect to enhance our controls for the remainder of our fiscal year ending April 30, 2018 as well as our 2019 fiscal year. During the second half of our fiscal year ending April 30, 2018, we implemented a multi-level approval process and two factor authentication for cash disbursements, we have a centralized, role-based accounting system. On May 18, 2018, we appointed Robert Kalkstein as PFO, who was formally the Controller for the Company. We intend to hire a Chief Financial Officer and additional staff for accounting and finance functions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended January 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any legal proceeding, action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending, to the knowledge of the executive officers of our company, that we believe will have a material adverse effect upon our business or financial position and no such action has been threatened.

However, from time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

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

During the nine-month period ended January 31, 2018, the Company also issued 2,620,000 restricted Shares to independent contractors for bona fide services (the “Services”) to the Company in reliance upon Section 4(2) of the Act.  The fair value of the Services rendered in consideration for the issuance of Shares was $508,140, which was calculated using the closing price per Share on the respective dates of issuance.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There is no other information required to be disclosed under this item which has not been previously reported.

Item 6 Exhibits

EXHIBIT
NUMBER	DESCRIPTION
10.1	Coral Health Agreement, dated Jan 30, 2018, filed herewith
10.2	Basecoin Agreement, dated February 11, 2018, filed herewith
10.3	Origin Protocol Agreement, dated February 19, 2018.
10.4	Equity Token Purchase Agreement for Chimes Series T Equity Token, dated February 5, 2018.
31.1	Certification of the Chief Executive Officer to Exchange Act Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOCKCHAIN INDUSTRIES, INC.

Date: June 22, 2018	By:	/s/ Patrick Moynihan
Patrick Moynihan Chairman, Chief Executive Officer