Form 10-K
period 2018-04-30
Blockchain Industries, Inc.
filed 2018-10-29
CIK 1084370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE ANNUAL PERIOD ENDED April 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________

COMMISSION FILE NUMBER: 000-51126

BLOCKCHAIN INDUSTRIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	88-0355407
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

730 Arizona Ave., Suite 220, Santa Monica, California	90401
(Address of principal executive offices)	(Zip Code)

(866) 995-7521
(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Securities Registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

State the aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (for purposes of determining this amount, only directors, executive officers and, based on Schedule 13(d) filings as of September 30, 2017, 10% or greater stockholders, and their respective affiliates, have been deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes).

As of October 26 2018, the registrant had 41,984,355 shares of its common stock, par value $0.001 per share, outstanding.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein contain “forward-looking statements”. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. When used in this report, statements that are not statements of current or historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “plan”, “intend”, “may,” “will,” “expect,” “believe”, “could,” “anticipate,” “estimate,” “forecast”, “contemplate”, “envisage”, or “continue” or similar expressions or other variations or comparable terminology are intended to identify such forward-looking statements. All statements other than statements of historical fact included in this report regarding our financial position, business strategy and plans or objectives for future operations are forward-looking statements.

PART I

FORWARD LOOKING STATEMENTS

Except for historical information, this document contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our revenue mix, anticipated costs and expenses, development, relationships with strategic partners and other factors discussed under “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These forward-looking statements may include declarations regarding our belief or current expectations of management, such as statements indicating that “we expect,” “we anticipate,” “we intend,” “we believe,” and similar language. We caution that any forward-looking statement made by us in this Form 10-K or in other announcements made by us are further qualified by important factors that could cause actual results to differ materially from those projected in the forward-looking statements, including without limitation the risk factors set forth in this Form 10-K.

ITEM 1. BUSINESS

History

Blockchain Industries, Inc. (“BCII”, the “Company”, “we”, “our” or “us”) was originally formed on September 15, 1995 as Interactive Processing, Inc. under the laws of the State of Nevada to market high-tech consumer electronics through television home-shopping networks, retail stores, catalog companies and their website remotecontrols.com. In March 1999, the Company changed its name to Worldtradeshow.com, Inc. (“WTS”). In April 1999, the Company acquired intellectual property rights to a database from Chaiisai Tora, Inc., an unaffiliated third party, and significantly changed its business plan to develop tradeshow software and market both physical and virtual tradeshow space through the Company's website.

The Company’s business involved the operation of Hotels.com.vn, tour companies and restaurants, to sell the WTS Discount Card in Vietnam in order to serve as an online vehicle for Vietnamese companies to promote themselves, using the largest travel and tourism online website in, as well as being recognized as the official travel/tourism website of, Vietnam.

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

From October 2008 through early 2016, the Company’s operations were limited due to a lack of capital resources. However, during this time, the Hotel.vn website was still operational. On May 15, 2016, the Company was placed under the control of a Receiver in Nevada’s Eighth Judicial District (the “Receiver”). From May 15, 2016 through March 22, 2017, while under the control of the Receiver, the Company continued to incur expenses to maintain its corporate existence as a public company. On November 18, 2016, the Company changed its name to Omni Global Technologies, Inc. and on May 23, 2017, the Company entered into a Share Purchase Agreement with JOJ Holdings, LLC (“JOJ”), pursuant to which JOJ: (i) purchased 40,000,000 restricted shares of common stock, $0.001 par value (the “Control Shares”); (ii) assumed the liabilities of a judgement creditor in the amount of approximately $25,000; and (iii) paid the Receiver $150,000 for the Receiver’s and other Company expenses (the “Share Purchase Agreement”). Additionally, and concurrent with the execution of the Share Purchase Agreement, the Receiver resigned, and Olivia Funk was appointed as the sole officer and director of the Company.

On November 13, 2017, the Company filed Certificate of Amendment to its Articles of Incorporation with the State of Nevada for the purpose of changing its name from Omni Global Technologies, Inc. to Blockchain Industries, Inc. to more accurately reflect its new business strategy. Since that time the Company has taken steps to become a next generation blockchain-powered, financial technology and advisory company. In this regard the Company’s business can be divided into the following four verticals:

●
Investment Management
●
Digital Asset Advisory Services
●
Media and Education
●
Digital Asset Mining

Our Business

Our initial plan to develop a blockchain business with a new domain called hotelsinvietnam.net has been discontinued. We intend to target and acquire or build a broad portfolio of Digital Assets within our four business verticals. The Company’s mission is to provide products and services related to Digital Assets. We intend to target and acquire or build a broad portfolio of Digital Assets by building an ecosystem within the Digital Asset industry. Our ecosystem will include four major verticals: investment management, digital asset advisory services, media & education, and digital asset mining. In the future, we also plan to establish auxiliary businesses such as OTC (over-the-counter) trading, exchanges.

1.
Investment Management

One of our main lines of business will be investment management of blockchain-related assets. We are seeking to provide services to traditional investment management companies, with a focus on blockchain technology. Our thesis in this business will focus on new or traditional businesses that have already integrated or have reasonably viable plans to implement blockchain-technology into their business model.

This business vertical will be operated through our wholly-owned subsidiary, BCI Investment Management, LLC, a Delaware limited liability company. We expect to begin the process to register this entity with the Securities and Exchange Commission as a registered investment company under the Investment Company Act of 1940 by the end of the calendar year 2018, although we do not expect to complete the process by the end of calendar year 2018. The Company expects to seed the funds with its own capital and subsequently obtain outside investment capital from non-related third parties. We expect to generate revenues by charging a combination of management and performance fees. Our preference is to invest in businesses whereby blockchain is required to make the business practical. However, we will assess and potentially invest in opportunities where blockchain technology can enhance business operations, although it may not be necessary for the business to succeed. We are in the process of establishing the following three alternative investment vehicles in furtherance of the foregoing:

a. Blockchain Industries Global Opportunity Fund

This fund will seek to invest in exchange-traded tokens. This fund will employ two primary investment strategies (i) algorithmic/high-frequency trading (“HFT”); and (ii) small/mid-cap fundamental trading. The HFT component seeks to capture inefficiencies in market structure and provide liquidity to other market participants. The small/mid-cap fundamental strategy would seek to invest tokens that are outside of the top fifteen high market-capitalization tokens. We aim to invest in tokens that we believe are mispriced and overlooked after deep fundamental due diligence.

b. Blockchain Industries ICO Access Fund

This fund will seek to invest in early-stage Initial Coin Offerings (“ICO”), Security Token Offerings (“STO”) and private token sales. Utilizing our business network, we believe that we can differentiate against competitors to access deals that are unavailable to most investors and often at favorable terms. We will frequently seek to add value to the companies we invest in through providing them access to our ecosystem (exposure to media, technical advisory, capital raising strategy, treasury management, and various partnership opportunities). We expect significant overlap between our portfolio companies and our advisory clients.

c. Blockchain Industries Venture Fund

This fund will seek to invest in early-stage equity of blockchain and blockchain related companies. and will make equity investments in fiat-generating businesses in the blockchain space (e.g. exchanges, trading tool providers) and in companies developing blockchain-native technologies who may or may not have token offerings. We will take a similar value-add approach as we will in our Blockchain Industries ICO Access Fund and expect significant overlap between our portfolio companies and our advisory clients.

2.
Advisory Services

We believe that incorporating a blockchain into a traditional business model can add value not only from raising capital, but also transparency and efficiency. Our advisory service seeks to offer clients a complete solution including, but not limited to, architecting their token structure and issuance, crypto-economic design (assessing economic benefits of utilizing a blockchain-based token), technology/engineering, consulting, generating whitepapers, software development, marketing and eventually making capital introductions via the use of a broker-dealer, which we are actively seeking. In addition, we aim to use our reputation and media & education business to help our clients establish a meaningful understanding of blockchain technologies and services, establish partnerships and provide them with media exposure and informative literature. The Company is remunerated through a combination of upfront compensation (generally in U.S. Dollars), equity and/or tokens of the companies we advise. Lastly, we eventually intend to form or purchase a broker-dealer to help us maintain compliance and execute our business in the emerging token capital markets. We are currently actively seeking partnership and coverage from existing broker-dealers.

The Company continues to examine a wide array of potential companies that we believe will benefit from our consulting and other services related to their planned ICO or STO, and we will continue to contract with customers that we feel have a high-value utility in their underlying business model.

3.
Media and Education

Blockchain technology is fairly nascent and most educated investors are unaware of its broad use cases or how the technology works. Education is going to be a large part of the technology’s success and we believe there is a market to develop educational and other content for professionals, students, investors or other potential users of the technology.

We have developed a business to help promote the awareness, growth, and education of blockchain technology and Digital Assets. Our goals are (1) to invest in, partner with or acquire media streams, news outlets or other methods of content distribution focused on the marketing of blockchain technologies and Digital Asset economies and their impact on the future and (2) partner with educational institutions to help train the next generation of blockchain developers. We have begun executing our goal to hold conferences around the world with strategic partners that attract key sponsors and influential speakers from the blockchain industry, local governments and educators on an ongoing basis. In 2018 we held two conference, one in San Juan, Puerto Rico and the other in Tokyo, which focused on bringing together regulators, investors, technologists, media and other blockchain stakeholders to discuss the evolution of blockchain technology and its impact on industries such as government, finance, technology and more. The conference in San Juan Puerto Rico was held under the name “Blockchain Unbound”, for which we submitted an application in April 2018 to the U.S. Patent and Trademark Office (the “USPTO”) for trademark registration. Our application was received by and is currently pending before the USPTO. The application has been initially refused due to a prior filed application by another applicant seeking registration of the trademark “Unbound” to be used in manner that the examiner considers to be confusingly similar to ours. Pending the resolution of the prior filed application, we will determine whether to continue our pursuit of the trademark registration.

We promote our brand primarily through the use of our network, bringing on speakers that are influencers, which we feel will draw crowds. We do anticipate a small amount of advertising on social media or news websites. The Company was responsible for organizing media, security, entertainment, and booking guest speakers and travel for certain guests.

The Company expects to hold these conferences at least annually or hold smaller events throughout the coming years. Pricing for our conferences is typically at different levels and stages. For example, we hold early-bird pricing with discounts. We also offer different levels of pricing, which include negotiated hotel rate with the venue where we host the conference. Further, we also offer discount codes for certain participant groups, which are typically negotiated for larger or strategic groups.

4.
Digital Asset Mining

“Mining” for Digital Assets is the process by which a node on a blockchain network is rewarded with the coin or token from that blockchain for providing resources to the blockchain. For example, Bitcoin, a popular cryptocurrency, uses a proof-of-work method to add blocks to the blockchain. Specialized computers solve complex mathematical problems to validate transaction and post them to the blockchain. For successfully solving the problems, and providing power to the network, the computer is rewarded with coins or tokens inherent to that blockchain. There are other methods of validation and verification such as, proof-of-stake and proof-of-space, hybrid methods, among others. It is the intention of BCII to build a data center that houses the specialized computers or other resources on behalf of clients. We intend to rent space or resources (power, bandwidth, etc.) to client for a fee.

The Company intends to set up mining facilities with access to inexpensive energy and lease these facilities to experienced digital asset miners. The Company previously intended to enter into an agreement to purchase land and build a tier-2 data center in upstate New York. The Company entered into several agreements with independent contractors to assess the design, feasibility and profitability of this endeavor. The Company incurred costs for the project which was paid to services professionals for their work in connection therewith. As of April 30, 2018, the Company has withdrawn from that opportunity. The Company is now focused on a potential site in Virginia Beach, VA and expects to incur additional costs on the assessment of this opportunity. Our goal is to start by purchasing land in Virginia Beach, VA and build a data center and lease space or power to tenants. We are negotiating with a local economic development agency for the development of the site. As of October 2018, their request is to build a full data center. The Company is seeking additional capital to proceed with this potential investment.

5.
Future Plans

The following businesses are areas that the Company has invested time and capital but has not yet pursued to a point where they have been able to generate revenues or believe they will generate any significant revenues in the immediate future. The Company is actively seeking to build these business units or merge them with existing business units at the appropriate time. No guarantee can be made that we will continue to pursue these opportunities or that we will have the capital in order to do so in a timely manner or at all.

a. Merchant Banking

The Company has explored developing merchant banking operations to (1) help broker off-exchange transactions in Bitcoin, Ethereum and other Digital Assets, (2) perform Digital Asset custody service, (3) provide financing for ICO’s or STO’s, acquisitions or other services related to traditional merchant banking, but related to the Digital Asset industry. We believe there is great potential in this business as Digital Asset exchanges are fragmented and cannot provide enough liquidity, the buyers and sellers inherently do not trust each other, and many of the transactions are not up to standards in terms of regulatory requirements. The Company plans to leverage its reputation to offer a global, scalable solution to this market. Our solution is planned to consist of a client portal, streamlined KYC/AML procedure, coin verification, third-party escrow, and institutional-caliber service. Although this is a relatively new initiative for the Company, we believe that we would be well positioned to be a market leader as we have negotiating to engage one of the most experienced OTC agents in the industry and are building the platform to scale his expertise. We are planning to set up our operations in international jurisdictions and are aware that there will be regulatory agencies that will require applications for licensing which will increase the time and costs to complete. We currently do not have an estimated time that the Company feels it will complete this potential business, if ever. The success of this business will rely on maintaining experienced or training employees with necessary licenses in order to develop and maintain the operation of this business, which may be difficult or impossible to achieve. This business’ success will also rely on the Digital Asset market to at least maintain its market capitalization, as a decline in the value of these assets will inhibit our ability to find the necessary volume and prices for this business to be successful.

b. Digital Asset Exchange

The Company is currently in the initial stages of performing diligence to establish a Digital Asset exchange. We are partnering with high-frequency trading and technology specialists to develop a global exchange with the intention of uniting the fragmented liquidity pools on the hundreds of Digital Asset exchanges. We believe that this platform would be able to provide the robust infrastructure and market depth to support institutional investors. There will be regulatory agencies that will have oversight on this business, which will require us to apply and successfully receive, in order to operate legally in the jurisdictions where we plan to operate and where our clients are located. We will be required to adhere to strict standards of security and compliance, which will make this business costly and difficult to operate. The success of our Digital Asset Exchange will require partnerships with key vendors, experienced technical and financial expertise, regulatory and compliance in various jurisdictions, all of which will require significant capital, there can be no guarantee that we would be able to raise such capital on favorable terms or at all.

Intellectual Property

In April 2018, we applied for a trademark on “Blockchain Unbound”. Our application was received by and is currently pending before the USPTO. The application has been initially refused due to a prior filed application by another applicant seeking registration of the trademark “Unbound” to be used in manner that the examiner considers to be confusingly similar to ours. Pending the resolution of the prior filed application, we will determine whether to continue our pursuit of the trademark registration and how to best proceed.

The Company will assess all possible patents, trademarks or other intellectual property in all business opportunities. Intellectual property rights may be required to be successful and maintain competitive advantages. However, at this time the Company does not maintain any Patents or Trademarks and does not have any Patents pending. We currently rely on our trade secrets and know-how. As our business expands we expect to make significant investments in technology, some of which we expect to be proprietary and will necessitate the filing of patents and or trademarks.

Growth Strategy

We expect to seed our funds with our own capital by the end of the 2018 calendar year. With that capital, we expect to find Digital Asset investments that we feel will have a high return, prioritizing opportunities that already generate revenue. BCII will build upon our seed capital, seeking additional, third party investment into our funds. We expect to launch more funds as AUM continues to grow, potentially forming an exchange-listed fund.

BCII will utilize its network to seek and contract with clients looking for advisory services. Initially, we feel starting with white papers and engineering of blockchain architecture will be our first opportunities. Upon successfully establishing a relationship with a broker-dealer, we expect to grow the business with capital raising and utilize an expanding network to offer additional services.

Our Education and Media business, which includes our conferences, we believe there are opportunities to expand the Blockchain Unbound brand to other media sources, developing content not only from our conferences. We do expect to have at least one conference per year in a major domestic city. Content created from the conferences may be used to build educational or promotional videos on YouTube or internal sites. We may also create free or subscription-based platforms to specialized written or video content from industry experts, drawing attention to the Digital Asset progress and current events.

In addition to foregoing, the Company will continue to explore other synergistic business opportunities related to blockchain technologies and Digital Assets. The analysis of business opportunities, as it relates to our market verticals, will be undertaken by or under the supervision of the officers and directors of the Company. In particular, we are keenly focused on acquiring businesses in the blockchain space or have an obvious blockchain use-case that (1) currently or will, in the near-term, generate positive cash flow; and (2) integrates well into our ecosystem. In its efforts to analyze potential business opportunities, the Company will consider factors including, but not limited to, the list below:

●	potential for organic growth in revenue and cash flow, indicated by technology, anticipated market expansion or new products;
●	competitive position as compared to other firms of similar size and experience within the industry verticals as well as within the industry as a whole;
●	strength and diversity of management, either in place or scheduled for recruitment;
●
capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

●	the cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;
●	the extent to which the business opportunity can be advanced and incorporated into our ecosystem;
●	the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items.

In applying the foregoing criteria, none of which will be controlling, management will attempt to analyze all factors and circumstances and decide based upon reasonable investigative measures and available data. Additionally, management will investigate an entity to engage a potential acquisition through reviewing available financial statements, interviewing a potential acquisition’s primary vendors and customers as well as financial advisors.

Industry Overview

Our business model now focuses on blockchain technology. A blockchain is a decentralized, distributed ledger. As opposed to a centralized database whereby an entire database, or full copies of that database, remains in the control of one person or entity stored on a computer that is controlled or owned by that same person or entity, a blockchain ledger typically has partial copies of itself across various nodes, or computers, in the network. Each new block requires a method of consensus between nodes of the network in order for the block to post to the ledger and become permanent. There are various methods being developed for executing a consensus. Currently, the most popular blockchain is Bitcoin, a cryptocurrency, which uses a mathematical problem to be solved before it can be confirmed and added to its blockchain.

Cryptocurrencies are a medium of exchange that are transacted through and recorded on a blockchain and therefore within our scope of business. The term “mining” is used to define a process which the blockchain consensus is formed. The Bitcoin consensus process, for example, entails solving complex mathematical problems using custom designed computers. However, many more public and private blockchains are being developed with different algorithms or consensus models, which can use different hardware and methods for performing function of adding blocks to their blockchains.

Digital Assets Value

Cryptocurrencies are currencies that are not backed by a central bank or a national, supra-national or quasi-national organization and are not typically backed by hard assets or other credit. Cryptocurrencies are typically used as a medium of exchange, similar to fiat currencies like the U.S. Dollar. In addition to cryptocurrencies, there are other assets such as contracts or other information that reside on a blockchain that represent a form of ownership. Examples may include insurance contracts, deeds, wills, health data, or securities. Together with cryptocurrencies, these other assets, which also include virtual currencies, digital coins and tokens, and other blockchain assets, make up a class of assets called “Digital Assets”. The value of Digital Assets is determined by the value that various market participants place on them through their transactions, for example, via peer-to-peer transactions, e-commerce, or exchanges.

Form Digital Assets

Bitcoin is one form of a Digital Asset. Digital Assets are all electronic representations or claims on other assets, which is not much different than today. U.S. dollars may now be digital, deeds may now be digital, health records may now be digital or stored electronically, signatures are now capable of being digital and so on. The difference between today’s digitized assets and Digital Assets that BCII is focusing on revolves around the use of blockchain to maintain trust and increase efficiencies of currently centralized systems. U.S. Dollars are controlled by one entity, the Federal Reserve System (the “Fed”). The Fed is responsible for many aspects of the United States’ banking system such as (1) ensuring that all member banks do not double-spend any money, (2) settling transactions between member banks, (3) creating or destroying credit by setting reserve requirements, setting interest rate targets and entering into transactions that will increase or decrease the supply of U.S. Dollars. They do all of this digitally. The purpose of blockchain, specifically related to banking and the use of money, is to have a self-governing system that prevents double-spending of money, settling transactions, and manipulating the supply of money. The form of our assets, or proof of ownership of those assets, are digital today. Our goal is to simply invest in the technology that is eliminating bureaucracy, “middle men”, and other inefficiencies that increase the costs of our world through the use of a database that is distributed on various nodes of a network, rather than centrally controls by one or a few entities or individuals.

Storage of Digital Assets

Bitcoin is called a cryptocurrency because it is used as a medium of exchange. People can trade Bitcoin on an exchange, similar to buying U.S. Dollars futures contracts on an exchange. People also use Bitcoin via e-commerce platforms such as Overstock.com, or smaller retailers that have integrations with wallets. Bitcoin, like most cryptocurrencies, are stored in a digital wallet, similar to a traditional bank account today, except the code behind the Bitcoin is not controlled by a central bank. A wallet that holds a Digital Asset can be stored in an online exchange like Coinbase, which is similar to Bank of America holding your U.S. Dollars. This is called “hot storage”. Digital Assets can also be held in “cold storage”, which is similar to having your money in a safety deposit box. A cold storage wallet is a wallet on a separate physical device such as a cell phone, a USB drive or a special encrypted device to hold Digital Assets.

Competition

Our industry is extremely new and subject to rapid change and constant innovation. We face significant competition, including from companies that have entered this space much earlier than us and are better capitalized, with vertically integrated business models.

We will encounter competition in the area of portfolio investment opportunities and enforcement. There are existing companies that have developed and have publicly declared to develop an investment management strategy similar to ours. Existing, non-practicing entities compete in acquiring rights to intellectual property assets, and more entities may enter the market in future periods. Although traditional investment management companies do not presently offer much exposure to Digital Assets, growth in the blockchain technology may create competition with larger, more mature firms. As such, the Company may compete with existing investment management firms, mutual fund complexes, insurance companies, banks, brokerage firms and other financial institutions that may offer products that are similar to, or alternatives to, those offered by us.

In order to grow our business, we must be able to compete effectively for Assets under Management. Key competitive factors include investment performance track records, the efficient delivery of beta for index products, investment style and discipline, price, client service and brand name recognition.

Our Advisory Services business has competition from several places. The demand for Digital Asset developers is high and has become costly, so we would be competing with engineering firms for talent. In addition, as more traditional financial institutions may see the benefit in raising capital for clients in the Digital Asset industry, we may be forced to compete with larger, established institutions with long, successful track records.

There are a number of Digital Assets conferences throughout the world, one of the larger brands being Consensus. In order to compete with our conference business, we need to maintain a strong group of speakers. We believe that we have a strong competitive position in our Media and Education Vertical with our current conferences and we expect them to continue to take place in well-known major cities across the world throughout the year and beyond. Our strategy of providing multiple conferences per year enables us to market our events year-round, create a large amount of high-quality content that can be distributed through our digital media outlets, and market in not only the regional consumer areas, but nationally as well. Thus far we believe our conferences have been well received and demonstrate an ability to retain quality content and key note speakers.

We will need to compete to attract, engage, and retain personnel, educated and skilled in the Digital Asset mining space. Specifically, we will compete with vertically integrated companies such as Genesis Mining and Coinmint that operate Digital Asset mining. Our competitors may be larger than us, have more access to capital and have lower operating costs than we do.

Regulation

Regulatory agencies that regulate investment advisers, investment funds, trust banks and bank holding companies and other individuals and entities have broad administrative powers, including the power to limit, restrict or prohibit the regulated entity or person from carrying on business if it fails to comply with such laws and regulations. Possible sanctions for significant compliance failures include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations or bank charters, censures and fines both for individuals and BCII.

BCII’s investment management business will be impacted primarily by the Securities and Exchange Commission (the “SEC”) and the Financial Industry Regulatory Authority (“FINRA”) regulatory initiatives. The SEC, FINRA and their staff are engaged in various initiatives and reviews that seek to improve and modernize the regulatory structure governing the asset management industry, and registered investment companies in particular. In so doing, it has adopted rules that include (i) new monthly and annual reporting requirements for certain U.S. registered funds; (ii) enhanced reporting regimes for investment advisers; and (iii) implementing liquidity risk management programs for ETFs and open-end funds, other than money market funds. The rules, many of which are currently in an implementation period, will increase BCII’s public reporting and disclosure requirements, which could be costly and may impede BCII’s growth. We will also be subject to various anti-terrorist financing, privacy, anti-money laundering and economic sanctions laws and regulations established by various agencies. The Investment Advisers Act of 1940 (the “Advisers Act”) imposes numerous obligations on registered investment advisers such as our investment management subsidiaries, including record-keeping, operational and marketing requirements, disclosure obligations and prohibitions on fraudulent activities.

The Office of Financial Assets Control of the US Department of Treasury requires us to comply with its sanction program and not conduct business with persons named on its specially designated nationals ("SDN") list. This will impact mostly our investment management business, but also has an impact on our due diligence if we intend to raise more investment capital because of the Anti-Money Laundering and Know-Your-Customer laws.

State level regulation through Attorneys General, Insurance Commissioners and other state level agencies will also apply to certain BCII investment management activities.

The Investment Company Act of 1940 (the “Investment Company Act”) imposes stringent governance, compliance, operational, disclosure and related obligations on registered investment companies and their investment advisers and distributors, such as BCII and its affiliated subsidiaries. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and the Investment Company Act, ranging from fines and censure to termination of an investment adviser’s registration. Investment advisers also are subject to certain state securities laws and regulations. Non-compliance with the Advisers Act, the Investment Company Act or other federal and state securities laws and regulations could result in investigations, sanctions, disgorgement, fines and reputational damage.

BCII’s trading and investment activities for client accounts will be regulated under the Securities Exchange Act of 1934 (the “Exchange Act”), as well as the rules of various securities exchanges and self-regulatory organizations, including laws governing trading on inside information, market manipulation and a broad number of technical requirements (e.g., short sale limits, volume limitations and reporting obligations) and market regulation policies. Violation of any of these laws and regulations could result in fines or sanctions, as well as restrictions on our activities and damage to its reputation.

As a participant in the securities, banking and financial services industries, we would be subject to extensive regulation under both federal and state laws by governmental agencies, supervisory authorities, and self-regulatory organizations (SROs). We would also be subject to oversight by regulatory bodies in other countries in which we plan to operate. These regulations materially affect our business operations and impose capital, client protection, and market conduct requirements.

As a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act in 2010 (Dodd-Frank), the adoption of implementing regulations by the federal regulatory agencies, and other recent regulatory reforms, we have experienced significant changes in the laws and regulations that apply to us, how we are regulated, and regulatory expectations in the areas of compliance, risk management, corporate governance, operations, capital, and liquidity.

Typically, we do not have to obtain permits to operate conferences. The hotels at which such events occur obtain any required permits and cover fire safety and occupancy matters as part of the rental agreement. Crowd control varies by location and is either provided by the hotel’s personnel or by a third-party security service. We have hired security teams for each of our conferences thus far. We utilize tax counsel to determine if a Physical Establishment is formed for any international conferences. If Physical Establishment is determined to be formed, we may be subject to additional regulations and income or value-added taxes in the international jurisdiction where we hold the conference.

The Digital Asset markets have grown rapidly in both popularity and market size. These markets are local, national and international and include an ever-broadening range of products and participants. The SEC, and other governmental agencies around the world, are evaluating these markets and are likely to institute new rules and regulations within this market to protect investors and such regulations could result in the restriction of the acquisition, ownership, holding, selling, use or trading of our common stock. The mining of Digital Assets does not currently have significant regulation, but with a larger adoption of Digital Assets, regulations on the mining for Digital Assets may increase the costs of running this business.

Potentially available business opportunities may occur at various stages of development, all of which may be expected to make the task of comparative investigation and analysis of such business opportunities difficult, complex, time-consuming and costly. Capital limitations always limit a company’s ability to pursue some potential opportunities. Investments in this emerging space are more speculative in nature than traditional industries. Every reasonable attempt to conduct proper due diligence will be made, but we can make no warranties or guarantees about the outcomes.

Employees

As of October 26, 2018, we employ a total of 6 full-time employees, of whom all are based in the United States. As of October 26, 2018, we rely on 4 part-time independent contractors that are based in North America. We had 3 part-time independent contractors based in Japan as of April 30, 2018, but these contractors are no longer with the Company as of the date of this filing.

We believe that our future success depends on attracting and retaining highly skilled personnel. We may be unable to attract and retain high-caliber employees. Our employees are not represented by any collective bargaining unit. We have never experienced a work stoppage and consider our employee relations to be good.

Available Information

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Exchange Act electronically with the Securities and Exchange Commission, or SEC. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below, together with all of the other information included in this report, in considering our business and prospects. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The occurrence of any of the following risks could harm our business, financial condition or results of operations.

General Risks

Unfavorable general economic conditions in the U.S. and globally can adversely affect our business and our ability to obtain future financing.

Our business could be materially adversely affected by unfavorable general economic conditions, including effects of weak domestic and world economies. Future volatility and disruption in worldwide capital and credit markets and any declines in economic conditions in the U.S., Europe or in other parts of the world could adversely impact our business and results of operations, particularly if the availability of financing for us is limited.

We have an evolving business model.

As Digital Assets and blockchain technologies become more widely available, we expect the services and products associated with them to evolve. In order to stay current with the industry, our business model may need to evolve as well. From time to time, we may modify aspects of our business model relating to our product mix and service offerings. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to our business. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations.

If we fail to maintain the value and reputation of our brand, our value is likely to decline.

Our success depends on the value and reputation of our brand. Our name is integral to our business as well as to the implementation of our strategies for expanding business. Maintaining, promoting and positioning our reputation will depend largely on our ability to distinguish ourselves from other public cryptocurrency mining and trading companies and build public trust. We be adversely affected by recent negative publicity of the Digital Asset industry, specifically around cryptocurrencies.

We will not be able to successfully execute our business strategy if we are deemed to be an investment company under the Investment Company Act of 1940.

U.S. companies that have more than 100 shareholders or are publicly traded in the U.S. and are, or hold themselves out as being, engaged primarily in the business of investing, reinvesting or trading in securities are subject to regulation under the Investment Company Act. Unless a substantial part of our assets consists of, and a substantial part of our income is derived from, interests in majority-owned subsidiaries and companies that we primarily control, we may be required to register and become subject to regulation under the Investment Company Act. If certain Digital Assets, such as Bitcoin and other cryptocurrencies, were to be deemed securities for purposes of the Investment Company Act, we would have difficulty avoiding classification and regulation as an investment company.

If we were deemed to be, and were required to register as, an investment company, we would be forced to comply with substantive requirements under the Investment Company Act, including limitations on our ability to borrow, limitations on our capital structure; restrictions on acquisitions of interests in associated companies, prohibitions on transactions with affiliates, restrictions on specific investments, and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations. If we were forced to comply with the rules and regulations of the Investment Company Act, our operations would significantly change, and we would be prevented from successfully executing our business strategy. To avoid regulation under the Investment Company Act and related SEC rules, we may need to sell Digital Assets and other assets which we would otherwise want to retain and could be unable to sell assets which we would otherwise want to sell. In addition, we could be forced to acquire additional, or retain existing, income-generating or loss-generating assets which we would not otherwise have acquired or retained and could need to forgo opportunities to acquire Digital Assets and other assets that would benefit our business. If we were forced to sell, buy or retain assets in this manner, we could be prevented from successfully executing our business strategy.

The Company may have become subject to the Investment Company Act of 1940 (the “40 Act”). In order to alleviate such concerns, the Company is actively seeking to sell investment holdings in one of two ways in order to relieve any doubt that the Company is subject to 40 Act reporting requirements: The Company is looking (1) to sell most or all of its investments to a third party through an over-the-counter market, (since there is no active market for the investments the Company currently holds) and (2) to sell most or all of its investments to the Company's investment management subsidiary BCI Investment Management LLC (“BCIM”), or one of the fund entities that BCIM manages because it is the Company's intention that BCIM will eventually perform services that would require it to be subject to the 40 Act.

We may be classified as an investment company.

We believe that we are not engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in those activities. However, under the Investment Company Act a company may be deemed an investment company under section 3(a)(1)(C) if the value of its investment securities is more than 40% of its total assets (exclusive of government securities and cash items) on a consolidated basis.

As a result of our investments and our mining activities, including investments in which we do not have a controlling interest, the investment securities we hold could exceed 40% of our total assets, exclusive of cash items and, accordingly, we could determine that we have become an investment company. The Digital Assets we own, acquire or mine may be deemed an investment security by the SEC. An investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the 1940 Act. One such exclusion, Rule 3a-2 under the 1940 Act, allows an investment company a grace period of one year from the earlier of (a) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer's total assets on either a consolidated or unconsolidated basis and (b) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer's total assets (exclusive of government securities and cash items) on an unconsolidated basis. As of April 30, 2018, we do not believe we are an investment company, however resolution of pending comments received from the SEC have not been concluded and this issue has not been resolved by SEC rules or regulations. For us, any grace period would be unknown until these issues are resolved or the SEC issues rules and regulations concerning cryptocurrency treatment. We may take actions to cause the investment securities held by us to be less than 40% of our total assets, which may include acquiring assets with our cash and cryptocurrency on hand or liquidating our investment securities, Digital Assets or seeking a no-action letter from the SEC if we are unable to acquire sufficient assets or liquidate sufficient investment securities in a timely manner.

As Rule 3a-2 is available to a company no more than once every three years, and assuming no other exclusion were available to us, we would have to keep within the 40% limit for at least three years after we cease being an investment company. This may limit our ability to make certain investments or enter into joint ventures that could otherwise have a positive impact on our earnings. However, we do not intend to become an investment company engaged in the business of investing and trading securities.

Classification as an investment company under the Investment Company Act requires registration with the SEC. If an investment company fails to register, it would have to stop doing almost all business, and its contracts would become voidable. Registration is time consuming and restrictive and would require a restructuring of our operations, and we may be constrained in the kind of business we could do as a registered investment company. Further, we would become subject to substantial regulation concerning management, operations, transactions with affiliated persons and portfolio composition, and would need to file reports under the Investment Company Act. The cost of such compliance would result in the Company incurring substantial additional expenses, and the failure to register if required would have a materially adverse impact on our operations.

We could face a variety of risks of expanding into a new business.

The Company is expanding into new lines of business. Risks of our entry into the new business lines include, without limitation: (i) potential diversion of management’s attention and other resources, including available cash, from our existing businesses; (ii) unanticipated liabilities or contingencies; (iii) the need for additional capital and other resources to expand into this new line of business; and (iv) inefficient combination or integration of operational and management systems and controls. Entry into a new line of business may also subject us to new laws and regulations with which we are not familiar, and may lead to increased litigation and regulatory risk. Further, our business model and strategy are still evolving and are continually being reviewed and revised, and we may not be able to successfully implement our business model and strategy. We may not be able to attract a sufficiently large number of audience or customers, or recover costs incurred for developing and marketing these products or services. If we are unable to successfully implement our growth strategies, our revenue and profitability may not grow as we expect, our competitiveness may be materially and adversely affected, and our reputation and business may be harmed.

We recently engaged in debt financings that are secured by the grant of a security interest in all of our assets and upon a default the lender may foreclose on all of our assets.

In August 2018, we entered into a loan and security agreement (the “Loan and Security Agreement”) with an accredited investor (the “August Investor”) and issued the Note in connection therewith (the “Note” together with the Loan and Security Agreement, the “Obligations”). The Obligations, which have an outstanding balance of principal and interest in the aggregate of $275,000 as of October 19, 2018, are secured by the grant of a security interest in substantially all of the Company’s assets. In the event of the Company’s failure to make such payments or to comply with the terms of the Loan and Security Agreement or the Notes, the August Investor can declare a default and seek to foreclose on the Company’s assets.

Additionally, in September 2018, we entered into a loan and security agreement (the “Loan and Security Agreement”) with an accredited investor (the September Investor”) and issued the Note in connection therewith (the “Note” together with the Loan and Security Agreement, the “Obligations”). The Obligations, which have an outstanding balance of principal and interest in the aggregate of $110,000 as of October 19, 2018, are secured by the grant of a security interest in the Company’s assets. In the event of the Company’s failure to make such payments or to comply with the terms of the Loan and Security Agreement or the Notes, the September Investor can declare a default and seek to foreclose on the Company’s assets.

If the Company is unable to repay or refinance its indebtedness it may be forced to cease operations and the holders of the Company’s Common Stock may lose a significant portion, or all, of their investment.

Our Principal Financial Officer is not a full-time employee.

Our Principal Financial Officer is an independent contractor and shares time with other clients. The ability to retain a full-time Chief Financial Officer, Principal Financial Officer or governor of the financial responsibilities of the Company may impair our ability to meet our reporting obligations and implement financial controls to protect the Company.

Cryptocurrency-Related Risks

Regulatory changes or actions may alter the nature of an investment in us or restrict the use of cryptocurrencies in a manner that adversely affects our business, prospects or operations.

As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently to cryptocurrencies, with certain governments deeming them illegal, and others allowing their use and trade but, in some jurisdictions, such as in the U.S., subject to extensive, and in some cases overlapping, regulatory requirements, as well as unclear and evolving requirements. Ongoing and future regulatory actions may impact our ability to continue to operate, and such actions could affect our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations.

In addition, the Company is subject to changing regulatory and tax environments. These events are beyond the Company’s control, and the likelihood that they may occur cannot be predicted.

Our change in our business strategy and name could subject us to increased SEC scrutiny.

The SEC has announced that it is scrutinizing public companies that change their name or business model in a bid to capitalize upon the hype surrounding blockchain technology and has suspended trading of certain of such companies. SEC Chairman, Jay Clayton, warned that it is not acceptable for companies without a meaningful track record in the sector to dabble in blockchain technology, change their name and immediately offer investors securities without providing adequate disclosures about the risks involved. As a result, we could be subject to substantial SEC scrutiny that could require devotion of significant management and other resources and potentially have an adverse impact on the trading of our stock.

Banks and financial institutions may not provide banking services, or may cut off services, to businesses that provide cryptocurrency-related services or that accept cryptocurrencies as payment, including financial institutions of investors in our securities.

A number of companies, including our own, that provide cryptocurrency-related services have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, a number of companies, including our own, and individuals or businesses associated with cryptocurrencies may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions. We also may be unable to obtain or maintain these services for our business. The difficulty that many businesses that provide derivatives on other cryptocurrency-related services have and may continue to have in finding banks and financial institutions willing to provide them services may be decreasing the usefulness of cryptocurrencies as a payment system and harming public perception of cryptocurrencies and could decrease their usefulness and harm their public perception in the future. Similarly, the usefulness of cryptocurrencies as a payment system and the public perception of cryptocurrencies could be damaged if banks or financial institutions were to close the accounts of businesses providing cryptocurrency-related services. This could occur as a result of compliance risk, cost, government regulation or public pressure. The risk applies to securities firms, clearance and settlement firms, national stock and derivatives on commodities exchanges, the over-the-counter market, and the Depository Trust Company, which, if any of such entities adopts or implements similar policies, rules or regulations, could negatively affect our relationships with financial institutions and impede our ability to convert cryptocurrencies to fiat currencies. Such factors could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and harm investors.

We may face risks of Internet disruptions, which could have an adverse effect on the price of cryptocurrencies.

A disruption of the Internet may affect the use of cryptocurrencies and subsequently the value of our securities. Generally, cryptocurrencies are dependent upon the Internet. A significant disruption in Internet connectivity could disrupt a cryptocurrency's network operations until the disruption is resolved and have an adverse effect on the price of cryptocurrencies.

The impact of geopolitical events on the supply and demand for cryptocurrencies is uncertain.

Crises may motivate large-scale purchases of cryptocurrencies, which could increase the price of cryptocurrencies rapidly. This may increase the likelihood of a subsequent price decrease as crisis-driven purchasing behavior wanes, adversely affecting the value of our inventory. Such risks are similar to the risks of purchasing commodities in general uncertain times, such as the risk of purchasing, holding or selling gold.

As an alternative to gold, currencies that are backed by central governments, cryptocurrencies, which are relatively new, are subject to supply and demand forces. How such supply and demand will be impacted by geopolitical events is largely uncertain but could be harmful to us and investors in our securities. Political or economic crises may motivate large-scale acquisitions or sales of cryptocurrencies either globally or locally. Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies we mine or otherwise acquire or hold for our own account.

Acceptance or widespread use of cryptocurrency is uncertain.

Currently, there is a relatively limited use of any cryptocurrency in the retail and commercial marketplace, thus contributing to price volatility that could adversely affect an investment in our securities. Banks and other established financial institutions may refuse to process funds for cryptocurrency transactions, process wire transfers to or from cryptocurrency exchanges, cryptocurrency-related companies or service providers, or maintain accounts for persons or entities transacting in cryptocurrency. Conversely, a significant portion of cryptocurrency demand is generated by investors seeking a long-term store of value or speculators seeking to profit from the short- or long-term holding of the asset. Price volatility undermines any cryptocurrency's role as a medium of exchange, as retailers are much less likely to accept it as a form of payment. Market capitalization for a cryptocurrency as a medium of exchange and payment method may always be low.

The relative lack of acceptance of cryptocurrencies in the retail and commercial marketplace, or a reduction of such use, limits the ability of end users to use them to pay for goods and services. Such lack of acceptance or decline in acceptances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of bitcoin or any other cryptocurrencies we mine or otherwise acquire or hold for our own account.

Transactional fees may decrease demand for bitcoin and prevent expansion.

As the number of bitcoin awarded for solving a block in a blockchain decreases, the incentive for miners to continue to contribute to the bitcoin network will transition from a set reward to transaction fees. Either the requirement from miners of higher transaction fees in exchange for recording transactions in a blockchain or a software upgrade that automatically charges fees for all transactions may decrease demand for bitcoin and prevent the expansion of the bitcoin network to retail merchants and commercial businesses, resulting in a reduction in the price of bitcoin that could adversely impact an investment in our securities.

In order to incentivize miners to continue to contribute power, space, or another resource to certain cryptocurrency networks, the network may either formally or informally transition from a set reward to transaction fees earned upon solving a block. This transition could be accomplished by miners independently electing to record in the blocks they solve only those transactions that include payment of a transaction fee. If transaction fees paid for cryptocurrency transactions become too high, the marketplace may be reluctant to accept that cryptocurrency as a means of payment and existing users may be motivated to switch from that cryptocurrency to another cryptocurrency or to fiat currency. Decreased use and demand for a particular cryptocurrency may adversely affect its value and result in a reduction in the price of that cryptocurrency and the value of our securities.

We face risks from the lack of clarity in the corporate governance of many cryptocurrency systems.

Lack of clarity in the corporate governance of many cryptocurrency systems may lead to ineffective decision making that slows development or prevents a network from overcoming important obstacles. Governance of many cryptocurrency systems is by voluntary consensus and open competition. To the extent lack of clarity in corporate governance of cryptocurrency systems leads to ineffective decision making that slows development and growth, the value of our securities may be adversely affected.

Political or economic crises may motivate large-scale sales of Bitcoin or other cryptocurrencies, which could result in a reduction in value and adversely affect us.

As an alternative to fiat currencies that are backed by central governments, Digital Assets such as Bitcoin and Ether, which are relatively new, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of Bitcoin, Ether and other cryptocurrencies either globally or locally. Large-scale sales of Bitcoin and Ether or other cryptocurrencies would result in a reduction in their value and could adversely affect us. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account and harm investors.

It may be illegal now, or in the future, to acquire, own, hold, sell or use Bitcoin, ether, or other cryptocurrencies, participate in blockchains or utilize similar digital assets in one or more countries, the ruling of which would adversely affect us.

Although currently cryptocurrencies generally are not regulated or are lightly regulated in most countries, one or more countries such as China and Russia may take regulatory actions in the future that could severely restrict the right to acquire, own, hold, sell or use these Digital Assets or to exchange for fiat currency. Such restrictions may adversely affect us. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account and harm investors.

There is a lack of liquid markets, and possible manipulation of blockchain or cryptocurrency-based assets.

Digital Assets that are represented and trade on an exchange may not necessarily benefit from viable trading markets. Traditional stock exchanges, such as the New York Stock Exchange or Nasdaq, have listing requirements, vet issuers, requiring them to be subjected to rigorous listing standards and rules, and monitor investors transacting on such platform for fraud and other improprieties. These conditions may not necessarily be replicated on exchanges that list cryptocurrencies, depending on the platform's controls and other policies. The less stringent an exchange is about vetting issuers of Digital Assets or users that transact on the platform, the higher the potential risk for fraud or the manipulation of Digital Assets. These factors may decrease liquidity or volume or increase volatility of digital securities or other assets trading on a non-traditional exchanges, which may adversely affect us. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Digital Assets we mine or otherwise acquire or hold for our own account and harm investors.

Our operations, investment strategies and profitability may be adversely affected by competition from other methods of investing in cryptocurrencies.

We compete with other users and/or companies that are mining cryptocurrencies and other potential financial vehicles, including securities backed by or linked to cryptocurrencies through entities similar to us. Market and financial conditions, and other conditions beyond our control, may make it more attractive to invest in other financial vehicles, or to invest in cryptocurrencies directly, which could limit the market for our shares and reduce their liquidity. The emergence of other financial vehicles and exchange-traded funds have been scrutinized by regulators and such scrutiny and negative impressions or conclusions could be applicable to us and impact our ability to successfully pursue our new strategy or operate at all, or to establish or maintain a public market for our securities. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account and harm investors.

The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or other alternatives.

The development and acceptance of competing blockchain platforms or technologies may cause consumers to use alternative distributed ledgers or an alternative to distributed ledgers altogether. This may adversely affect us and our exposure to various blockchain technologies and prevent us from realizing the anticipated profits from our investments. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account and harm investors.

Our operations, investment strategies and profitability may be adversely affected by competition from other methods of investing in cryptocurrencies.

We compete with other users and/or companies that mine cryptocurrencies and other potential financial vehicles, possibly including securities backed by or linked to cryptocurrencies through entities similar to us. Market and financial conditions, and other conditions beyond our control, may make it more attractive to invest in other financial vehicles, or to invest in cryptocurrencies directly, which could limit the market for our shares and reduce their liquidity.

Our cryptocurrency holdings may be subject to loss, theft or restriction on access.

There is currently no clearing house for Digital Assets, nor is there a central or major depository for the custody of Digital Assets. There is a risk that some or all of the Company’s Digital Assets could be lost or stolen. The Company does not have insurance protection on its Digital Assets, which exposes the Company to the risk of loss of its Digital Assets. Further, Digital Asset transactions are irrevocable and stolen or incorrectly transferred Digital Assets may be irretrievable.

To the extent private keys for Digital Asset addresses are lost, destroyed or otherwise compromised, and no backups of the private keys are accessible, the Company may be unable to access the Digital Assets held in the associated addresses, and the private key will not be capable of being restored by the Digital Asset networks. The processes by which Digital Asset transactions are settled are dependent on the Digital Asset peer-to-peer networks, and as such, the Company is subject to operational risk.

There is a risk that some or all of our cryptocurrency holdings could be lost or stolen. Access to our coins could also be restricted by cybercrime (such as a denial of service attack) against a service at which we maintain a hosted hot wallet. A hot wallet refers to any cryptocurrency wallet that is connected to the Internet. Generally, hot wallets are easier to set up and access, but they are also more susceptible to hackers and other technical vulnerabilities. Cold storage refers to any cryptocurrency wallet that is not connected to the Internet. Cold storage is generally more secure but is not ideal for quick or regular transactions. We expect to hold the majority of our cryptocurrencies in cold storage to reduce the risk of malfeasance, but this risk cannot be eliminated.

Hackers or malicious actors may launch attacks to steal, compromise or secure cryptocurrencies, such as by attacking the cryptocurrency network source code, exchange servers, third-party platforms, cold and hot storage locations or software, or by other means. We may be in control and possession of one of the more substantial holdings of cryptocurrency. As we increase in size, we may become a more appealing target of hackers, malware, cyber-attacks or other security threats. Any of these events may adversely affect our operations and, consequently, our investments and profitability. The loss or destruction of a private key required to access our digital wallets may be irreversible and we may be denied access for all time to our cryptocurrency holdings or the holdings of others. Our loss of access to our private keys or our experience of a data loss relating to our digital wallets could adversely affect our investments and assets.

Cryptocurrencies are controllable only by the possessor of both the unique public and private keys relating to the local or online digital wallet in which they are held, which wallet's public key or address is reflected in the network's public blockchain. We will publish the public key relating to digital wallets in use when we verify the receipt of transfers and disseminate such information into the network, but we will need to safeguard the private keys relating to such digital wallets. To the extent such private keys are lost, destroyed or otherwise compromised, we will be unable to access our cryptocurrency coins and such private keys may not be capable of being restored by any network. Any loss of private keys relating to digital wallets used to store our or our client's cryptocurrencies could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account.

Incorrect or fraudulent coin transactions may be irreversible.

Cryptocurrency transactions are irrevocable and stolen or incorrectly transferred coins may be irretrievable. As a result, any incorrectly executed or fraudulent coin transactions could adversely affect our investments and assets.

Coin transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the transaction. In theory, cryptocurrency transactions may be reversible with the control or consent of a majority of processing power on the network. Once a transaction has been verified and recorded in a block that is added to a blockchain, an incorrect transfer of a coin or a theft of coin generally will not be reversible, and we may not be capable of seeking compensation for any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, our coins could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. Further, at this time, there is no U.S. or foreign governmental, regulatory, investigative or prosecutorial authority or mechanism through which to bring an action or complaint regarding missing or stolen cryptocurrency. To the extent that we are unable to seek redress for such action, error or theft, such events could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations of and potentially the value of any bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account.

Our interactions with a blockchain may expose us to SDN or blocked persons or cause us to violate provisions of law that did not contemplate distribute ledger technology.

The Office of Financial Assets Control of the US Department of Treasury requires us to comply with its sanction program and not conduct business with persons named on its specially designated nationals ("SDN") list. However, because of the pseudonymous nature of blockchain transactions we may inadvertently without our knowledge engage in transactions with persons named on OFAC's SDN list. Moreover, federal law prohibits any US person from knowingly or unknowingly possessing any visual depiction commonly known as child pornography. Recent media reports have suggested that persons have imbedded such depictions on one or more blockchains. Because our business requires us to download and retain one or more blockchains to effectuate our ongoing business, it is possible that such digital ledgers contain prohibited depictions. To the extent government enforcement authorities or regulators literally enforce these and other laws and regulations that are impacted by decentralized distributed ledger technology, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which could harm our reputation and affect the value of our securities.

Cryptocurrencies face significant scaling obstacles that can lead to high fees or slow transaction settlement times.

Cryptocurrencies face significant scaling obstacles that can lead to high fees or slow transaction settlement times and attempts to increase the volume of transactions may not be effective. Many cryptocurrency networks face significant scaling challenges. For example, cryptocurrencies are limited with respect to how many transactions can occur per second. Participants in the cryptocurrency ecosystem debate potential approaches to increasing the average number of transactions per second that the network can handle and have implemented mechanisms or are researching ways to increase scale, such as increasing the allowable sizes of blocks, and therefore the number of transactions per block, and sharding, which would not require every single transaction to be included in every single miner's or validator's block. However, there is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement of cryptocurrency transactions will be effective, or how long they will take to become effective, which could adversely affect an investment in our securities.

The price of coins may be affected by the sale of coins by other investment vehicles investing in coins or tracking cryptocurrency markets.

The global market for cryptocurrency is characterized by supply constraints that differ from those present in the markets for commodities or other tangible assets such as gold and silver. The mathematical protocols under which certain cryptocurrencies are mined permit the creation of a limited, predetermined amount of currency, while others have no limit established on total supply. To the extent that other vehicles investing in coins or tracking cryptocurrency markets form and come to represent a significant proportion of the demand for coins, large redemptions of the securities of those vehicles and the subsequent sale of coins by such vehicles could negatively affect cryptocurrency prices and therefore affect the value of the inventory we hold. Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account.

Because there has been limited precedent set for financial accounting of Bitcoin and other Digital Assets, the determination that we have made for how to account for Digital Assets transactions may be subject to change.

Because there has been limited precedent set for the financial accounting of Digital Assets and related revenue recognition and no guidance has yet been provided by the Financial Accounting Standards Board or the SEC, it is unclear how companies may in the future be required to account for Digital Asset transactions and assets and related revenue recognition. A change in regulatory or financial accounting standards could result in the necessity to change our accounting methods and restate our financial statements. Such a restatement could adversely affect the accounting for our newly mined coins and more generally negatively impact our business, prospects, financial condition and results of operation. Such circumstances would have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies we hold or expects to acquire for our own account and harm investors.

We must comply with applicable laws, rules and regulations; the effect of any future regulatory change that affects us, our business or any cryptocurrency that we may mine or hold for others is impossible to predict, and such change could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations.

Regulation of cryptocurrencies and cryptocurrency exchanges is currently undeveloped and likely to evolve rapidly, vary significantly among international, federal, state and local jurisdictions and is subject to significant uncertainty. Failure by our company to comply with any laws, rules and regulations, some of which may not exist yet or are subject to interpretation and may be subject to change, could result in a variety of adverse consequences, including civil penalties and fines imposed by governmental authorities, including the SEC, the FTC, the FinCEN and one or more state regulatory authorities. Under certain circumstances, such failure by our company could also result in criminal sanctions.

As blockchain networks and Digital Assets have grown in popularity and in market size, governments and regulatory agencies have begun to take interest in, and in some cases regulate, their use and operation to the extent that a government or quasi-governmental agency exerts regulatory authority over a blockchain network or asset upon which our business relies, our business could be adversely affected. Blockchain networks currently face an uncertain regulatory landscape in many jurisdictions. The effect of any future legal or regulatory change is impossible to predict, but such laws, regulations or directives may directly and negatively impact our business.

Governments may in the future curtail or outlaw the acquisition, use or redemption of cryptocurrencies. Ownership of, holding or trading in cryptocurrencies may then be considered illegal and subject to sanction. Governments may also take regulatory action that may increase the cost and/or subject cryptocurrency companies to additional regulation. Judicial determinations may also have an adverse impact on the trading of cryptocurrencies.

On July 25, 2017, the SEC released an investigative report which states that the United States would, in some circumstances, consider the offer and sale of cryptocurrencies pursuant to an initial coin offering (“ICO”) subject to federal securities laws. Thereafter, China released statements and took similar actions, but subsequently blocked ICOs and cryptocurrency exchanges. Although we do not currently participate in ICOs, our potential clients and customers related to our cryptocurrency exchange business, if and when we launch such an exchange, may participate in ICOs and these actions may be a prelude to further action that chills widespread acceptance of blockchain and cryptocurrency adoption and have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations. In particular, China is a large market that might indicate larger worldwide trends, so its restrictions related to ICOs and domestic and foreign exchanges may have wider implications for the cryptocurrency industry. Moreover, in the United States some cryptocurrencies that we may wish to offer, such as ether, may have been issued in whole or part as part of an ICO. It is unclear what view the SEC might ultimately take with regard to cryptocurrencies that are of the character of cryptocurrencies if they were initially issued in whole or part as part of an ICO. If the SEC were to deem all cryptocurrencies issued as part of ICOs as securities, we may be required to seek certain licenses we currently are not intending to acquire, and this could have an adverse impact on our operations.

Governments may in the future take regulatory actions that prohibit or severely restrict the right to acquire, own, hold, sell, use or trade cryptocurrencies or to exchange cryptocurrencies for fiat currency. Similar actions by governments or regulatory bodies (such as an exchange on which our securities are listed, quoted or traded) could result in restriction of the acquisition, ownership, holding, selling, use or trading in our securities. Such a restriction could result in us liquidating our inventory at unfavorable prices and may adversely affect our shareholders and have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, raise new capital or maintain a securities listing with an exchange, which could have a material adverse effect on our business, prospects or operations and harm investors in our securities.

Risks Related to Our Investment Management Business

Adverse changes in market and economic conditions could lower demand for the Company’s investment management services.

The Company provides its products and services to individual investors, financial advisors, companies and institutional clients. Adverse conditions in the financial and securities markets may have an impact on the Company’s revenues, income, and fees which could adversely affect the Company’s results of operations and financial condition. Adverse conditions in the financial and securities markets could also have an adverse effect on our investment management revenues and reduce the amount of cash flow that the Company receives from such services, which reduction could adversely affect the Company’s financial condition.

The Company faces significant competition.

The investment information and investment management conducted by the Company are very competitive. There are many competing firms and a wide variety of product offerings. Some of the firms in these industries are substantially larger and have greater financial resources than the Company. With regard to the investment information, barriers to entry have been reduced by the minimal cost structure of the Internet and other technologies. With regard to the investment management business, the absence of significant barriers to entry by new investment management firms in the fund industry increases competitive pressure. Competition in the investment management business is based on various factors, including business reputation, investment performance, quality of service, marketing, distribution services offered, the range of products offered and fees charged. Access to fund distribution channels has also become increasingly competitive.

Difficult market conditions, market disruptions and volatility have adversely affected, and may in the future adversely affect, the Company's businesses, results of operations and financial condition.

The Company's businesses, by their nature, do not produce predictable earnings, and all of the Company's businesses may be materially affected by conditions in the global financial markets and by global economic conditions, such as interest rates, the availability of credit, inflation rates, economic uncertainty, changes in laws, commodity prices, asset prices (including real estate), currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts, protests or security operations). Challenging market conditions could affect the level and volatility of securities prices and the liquidity and the value of investments in the Company's funds or other investments in which the Company has investments of its own capital, and the Company may not be able to effectively manage its investment management business's exposure to challenging market conditions. Challenging market conditions can also adversely affect the Company's broker-dealer business as increased volatility and lower stock prices can make companies less likely to conduct transactions.

Volatility in the value of the Company's investments and securities portfolios or other assets and liabilities, including funds, or negative returns from the investments made by the Company could adversely affect the Company's results of operations and statement of financial condition.

The Company will invest a significant portion of its capital base to help drive results and facilitate growth of its investment management and broker-dealer businesses. As of April 30, 2018, the Company's invested capital amounted to a net value $3,916,477 million, representing approximately 121% of our stockholders' equity presented in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). In accordance with US GAAP, we define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. US GAAP also establishes a framework for measuring fair value and a valuation hierarchy based upon the transparency of inputs used in the valuation of an asset or liability. Changes in fair value are reflected in the statement of operations at each measurement period. Therefore, continued volatility in the value of the Company's investments and securities portfolios or other assets and liabilities, including funds, will result in volatility of the Company's results. In addition, the investments made by the Company may not generate positive returns. As a result, changes in value or negative returns from investments made by the Company may have an adverse effect on the Company's financial condition or operations in the future.

Limitations on access to capital by the Company and its subsidiaries could impair its liquidity and its ability to conduct its businesses.

Liquidity, or ready access to funds, is essential to the operations of financial services firms. Failures of financial institutions have often been attributable in large part to insufficient liquidity. Liquidity is of particular importance to the Company's trading business and perceived liquidity issues may affect the willingness of the Company's broker-dealer clients and counterparties to engage in brokerage transactions with the Company. The Company's liquidity could be impaired due to circumstances that the Company may be unable to control, such as a general market disruption or an operational problem that affects the Company, its trading clients or third parties. Furthermore, the Company's ability to sell assets may be impaired if other market participants are seeking to sell similar assets at the same time.

The Company's investment management and broker-dealer businesses’ subsidiaries may become subject to additional regulations which could increase the costs and burdens of compliance or impose additional restrictions which could have a material adverse effect on the Company's businesses and the performance of the Company's funds. Market disruptions like those experienced in 2008 have led to an increase in governmental as well as regulatory scrutiny from a variety of regulators, including the SEC, CFTC, FINRA, NFA, U.S. Treasury, the NYSE, or other stock exchange, and state attorneys general. Penalties and fines sought by regulatory authorities have increased substantially over the last several years. In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry. The Company may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. The Company also may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. The Company could be fined, prohibited from engaging in some of its business activities or subjected to limitations or conditions on its business activities. In addition, the Company could incur significant expense associated with compliance with any such legislation or regulations or the regulatory and enforcement environment generally. Substantial legal liability or significant regulatory action against the Company could have a material adverse effect on the financial condition and results of operations of the Company or cause significant reputational harm to the Company, which could seriously affect its business prospects.

The activities of certain of the Company's subsidiaries and affiliates will be regulated primarily within the U.S. by the SEC, FINRA, the NFA, the CFTC and other self-regulatory organizations, as well as various state agencies, and may be also subject to regulation by other agencies in various jurisdictions in which we intend to operate and expect to offer services. Certain legislation proposing greater regulation of the industry is regularly considered by the U.S. Congress - as well as by the governing bodies of non-U.S. jurisdictions - and from time to time adopted as in the case of the Dodd-Frank Act in the U.S. and MiFID II in the E.U.

The investment advisers responsible for the Company's investment management business will register as investment advisers with the SEC or rely upon the registration of an affiliated adviser.

It is difficult to predict what other changes may be instituted in the future in the regulation of the Company or the markets in which we intend to invest, or the counterparties with which it does business, in addition to those changes already proposed or adopted in the U.S. or other countries. Any such regulation could have a material adverse effect on the profit potential of the Company’s operations.

Finally, financial services firms are subject to numerous perceived or actual conflicts of interest, which have drawn and which we expect will continue to draw scrutiny from the SEC and other federal and state regulators. For example, the research areas of investment banks have been and remain the subject of heightened regulatory scrutiny, which has led to increased restrictions on the interaction between equity research analysts and investment banking personnel at securities firms. Regulations have also been focusing on potential conflicts of interest or issues relating to impermissible disclosure of material nonpublic information. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if it fails to do so. Such policies and procedures to address or limit actual or perceived conflicts may also result in increased costs, additional operational personnel and increased regulatory risk. Failure to adhere to these policies and procedures may result in regulatory sanctions or client litigation.

We are subject to risk of litigation by investors in the investment management line of business.

In general, the Company is exposed to risk of litigation by investors in its investment management business if the management of any of its funds is alleged to have been grossly negligent or fraudulent. Investors or beneficial owners of the Company’s funds could sue to recover amounts lost due to any alleged misconduct, up to the entire amount of the loss. In addition, the Company faces the risk of litigation from investors and beneficial owners of any of its funds if applicable restrictions are violated. In addition, the Company is exposed to risks of litigation or investigation relating to transactions that presented conflicts of interest that were not properly addressed. In the majority of such actions the Company would be obligated to bear legal, settlement and other costs, which may be in excess of any available insurance coverage. In addition, although the Company is contractually entitled to indemnification from its funds, our rights to indemnification may be challenged. If the Company is required to incur all or a portion of the costs arising out of litigation or investigations as a result of inadequate insurance proceeds, if any, or is not wholly indemnified, our business, results of operations and financial condition could be materially adversely affected. In its investment management business, the Company is exposed to the risk of litigation if a fund suffers catastrophic losses due to the failure of a particular investment strategy or due to the trading activity of an employee who has violated market rules or regulations. Any litigation arising in such circumstances is likely to be protracted, expensive and surrounded by circumstances which are materially damaging to the Company's reputation and businesses.

Risks Related to Our Advisory Services Business

Failure to Anticipate and Respond to Market Trends.

Our success depends in part upon our ability to anticipate rapidly changing technologies and market trends and to adapt our research, data, advisory services, and other related products and services to meet the changing needs of our clients. The technology and commerce sectors that we analyze undergo frequent and often dramatic changes. The environment of rapid and continuous change presents significant challenges to our ability to provide our clients with current and timely analysis, strategies and advice on issues of importance to them. Meeting these challenges requires the commitment of substantial resources. Any failure to continue to provide insightful and timely analysis of developments, technologies, and trends in a manner that meets market needs could have an adverse effect on our market position and results of operations.

We face increased competition.

We compete principally in the market for research, data and advisory services, with an emphasis on customer behavior and customer experience, and the impact of business technology on our clients’ business and service models. Our principal direct competitors include other independent providers of research and advisory services, as large as companies like IBM and Ernst & Young, to smaller entrepreneurial startups, as well as marketing agencies, general business consulting firms, survey-based general market research firms, providers of peer networking services, and digital media measurement services. Some of our competitors have substantially greater financial and marketing resources than we do. In addition, our indirect competitors include the internal planning and marketing staffs of our current and prospective clients, as well as other information providers such as electronic and print publishing companies. We also face competition from free sources of information available on the Internet, such as Google. Our indirect competitors could choose to compete directly against us in the future. In addition, there are relatively few barriers to entry into certain segments of our market, and new competitors could readily seek to compete against us in one or more of these market segments. Increased competition could adversely affect our operating results through pricing pressure and loss of market share. There can be no assurance that we will be able to continue to compete successfully against existing or new competitors.

We depend on project-based advisory engagements, and our failure to secure new engagements could lead to a decrease in our revenues.

Advisory engagements typically are project-based. Our ability to attract advisory engagements is subject to numerous factors, including the following:

●
delivering consistent, high-quality advisory services to our clients;
●
tailoring our advisory services to the changing needs of our clients;
●
matching the skills and competencies of our advisory staff to the skills required for the fulfillment of existing or potential advisory engagements; and
●
maintaining a global business operation.

Any material decline in our ability to secure new advisory arrangements could have an adverse impact on our revenues and financial condition.

If we are unable to achieve or maintain adequate utilization for our consultants, our operating results could be adversely impacted.

We could lose money on our fixed-fee contracts.

As part of our strategy, from time to time, we may enter into fixed fee contracts, in addition to contracts based on payment for time and materials. Because of the complexity of many of our client engagements, accurately estimating the cost, scope and duration of a particular engagement can be a difficult task. If we fail to make accurate estimates, we could be forced to devote additional resources to these engagements for which we will not receive additional compensation. To the extent that an expenditure of additional resources is required on an engagement, this could reduce the profitability of, or result in a loss on, the engagement.

Our contracts with contingent-based revenue may cause unusual variations in our operating results.

As part of our strategy, from time to time, we may earn incremental revenues, in addition to hourly or fixed fee billings, which are contingent on the attainment of certain contractual milestones or objectives. Because it is uncertain when the milestones or objectives will be achieved, if ever, any such incremental revenues may cause unusual variations in quarterly revenues and operating results. Also, whether any contractual milestones or objectives are achieved may become subject to dispute.

Our contracts with Digital Asset compensation may cause unusual variations in our operating results.

As part of our strategy, from time to time, we may earn revenues via Digital Assets such as Bitcoin or less liquid tokens or coin. In addition, compensation may be delayed due to lockup provisions. Because it is uncertain whether or not the Digital Asset compensation will have liquid markets, stable markets now or in the future, our operating results may vary due to the ability to recognize revenue or maintain the valuation of the Digital Assets on our balance sheet, which may cause us to impair the valuation or unable to recognize any revenue from these engagements.

Risks Relating to our Media and Education Business

If we do not compete successfully against new and existing competitors, we may lose our market share, and our operating results may be adversely affected.

We compete with other advertising service providers that may reach our target audience by means that are more effective than our conferences, digital media and crypto currency services. Further, if such other providers of advertising have a long operating history, large product and service suites, more capital resources and broad international or local recognition, our operating results may be adversely affected if we cannot successfully compete.

If we do not maintain and develop our Blockchain Unbound brand, we will not be able to attract an audience to the conferences.

We attract audiences and advertisers partly through brand name recognition. We believe that establishing, maintaining and enhancing our portfolio of conferences and the brands of our strategic partners will enhance our growth prospects. The promotion of our Blockchain Unbound brand and those of our strategic partners will depend largely on our success in maintaining a sizable and loyal audience, providing high-quality content and organizing effective marketing programs. If we fail to meet the standards to which our consumers are accustomed, our reputation will be harmed and we may lose market share.

Our future success depends on attracting sponsors and advertisers who will advertise at our conferences. If we fail to attract a sufficient number of sponsors and advertisers, our operating results and revenues may not meet expectations.

Advertisers may find that our targeted demographic does not consist of their desired consumers or a critical mass of consumers, decide to use a competitor’s services or decide not to use our services for other reasons. If the sponsors and advertisers decide against advertising with us, we may not realize our growth potential or meet investor expectations. Our future operating results and business prospects could be adversely affected.

We rely on key contracts and business relationships, and if our current or future business partners or contracting counterparties fail to perform or terminate any of their contractual arrangements with us for any reason or cease operations, or should we fail to adequately identify key business relationships, our business could be disrupted and our reputation may be harmed.

If any of our business partners or contracting counterparties fails to perform or terminates their agreement(s) with us for any reason, or if our business partners or contracting counterparties with which we have short-term agreements refuse to extend or renew the agreement or enter into a similar agreement, our ability to carry on operations and cross-sell sales and marketing services among different platforms may be impaired. If one of our partners or counterparties is unable (including as a result of bankruptcy or a liquidation proceeding) or unwilling to continue operating in the line of business that is the subject of our contract, we may not be able to obtain similar relationships and agreements on terms acceptable to us or at all. If a partner or counterparty fails to perform or terminates any of the agreements with us or discontinues operations, and we are unable to obtain similar relationships or agreements, such events could have an adverse effect on our operating results and financial condition. Further, if we are unable to timely produce our conferences or produce the same quality of conferences to which our target demographic has been accustomed, the consequences could be far-reaching and harmful to our reputation, existing business relationships and future growth potential.

We may also need to form new strategic partnerships or joint ventures to access appropriate assets and industry know-how. Failing to identify, execute and integrate such future partnerships or joint ventures may have an adverse effect on our business, growth, financial condition, and cash flow from operations.

The advertising market is particularly volatile and we may not be able to effectively adjust to such volatility.

Advertising spending is volatile and sensitive to changes in the economy. Our advertising customers may reduce the amount they spend on our media for a number of reasons, including, without limitation:
●
a downturn in economic conditions;
●
a deterioration of the ratings of their programs; or
●
a decline in advertising spending in general.

We may be unable to maintain or increase our advertising fees and sales, which could negatively affect our ability to generate revenues in the future. A decrease in demand for advertising in general, and for our advertising services in particular, could materially and adversely affect our operating results.

Risks Related to Our Digital Asset Mining Business

Commencement of Digital Asset mining.

Although we have not commenced Digital Asset mining, we have spent $452,800 assessing the viability of building a data center for our Digital Asset Mining Business. We may never commence operations and spend significantly more capital in our assessment of the business. If or when we do commence Digital Asset mining, the output of which is typically cryptocurrencies, which the Commission has indicated it deems a security, may open the Company to other risks found in these Risk Factors.

Our future success will depend in large part upon the value of Bitcoin and other cryptocurrencies; the value of Bitcoin and other cryptocurrencies may be subject to pricing risk and has historically been subject to wide swings.

Our operating results will depend in large part upon the value of bitcoin and other cryptocurrencies. Specifically, our revenues from our Digital Asset mining operations will be based upon two factors: (1) the number of cryptocurrencies we mine and (2) the value of these cryptocurrencies. In addition, our operating results will be directly impacted by changes in the value of these cryptocurrencies, because under the value measurement model, both realized and unrealized changes will be reflected in our statement of operations). This means that our operating results will be subject to swings based upon increases or decreases in the value of the cryptocurrencies we mine.

Bitcoin and other cryptocurrency market prices, which have historically been volatile and are impacted by a variety of factors (including those discussed below), are determined primarily using data from various exchanges, over-the-counter markets and derivative platforms. Furthermore, such prices may be subject to factors such as those that impact commodities, more so than business activities, which could be subjected to additional influence from fraudulent or illegitimate actors, real or perceived scarcity, and political, economic, regulatory or other conditions. Pricing may be the result of, and may continue to result in, speculation regarding future appreciation in the value of cryptocurrencies, or our share price, inflating and making their market prices more volatile or creating “bubble”-type risks.

There is a possibility of cryptocurrency mining algorithms transitioning to proof of stake validation and other mining-related risks, which could make us less competitive and ultimately adversely affect our business and the value of our stock.

Proof of stake is an alternative method in validating cryptocurrency transactions. Should the algorithm shift from a proof-of-work validation method to a proof-of-stake method, a hybrid or other consensus method, mining would require less energy and may render any company that maintains advantages in the current climate (for example, from lower-priced electricity, processing, real estate, or hosting) less competitive. We, as a result of our potential cryptocurrency mining operations, may be exposed to risk in the future as a result, and may be negatively impacted if a switch to proof of stake validation were to occur. This may additionally have an impact on other various investments of ours, including how it may potentially affect transactional volume on exchanges or affect our strategy for investigating the launch of a cryptocurrency exchange in the United States. Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account.

If a malicious actor or botnet obtains control of more than 50% of the processing power on a cryptocurrency network, such actor or botnet could manipulate blockchains to adversely affect us, which would adversely affect an investment in us or our ability to operate.

If a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority of the processing power, or consensus method, dedicated to mining a cryptocurrency, it may be able to alter blockchains on which transactions of cryptocurrency reside and rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could control, exclude or modify the ordering of transactions, though it could not generate new units or transactions using such control. The malicious actor could “double-spend” its own cryptocurrency (i.e., spend the same bitcoin in more than one transaction) and prevent the confirmation of other users' transactions for so long as it maintained control. To the extent that such malicious actor or botnet does not yield its control of the processing power on the network or the cryptocurrency community does not reject the fraudulent blocks as malicious, reversing any changes made to blockchains may not be possible. The foregoing description is not the only means by which the entirety of blockchains or cryptocurrencies may be compromised, but is only an example.

Although there are no known reports of malicious activity or control of blockchains achieved through controlling over 50% of the processing power on the network, it is believed that certain mining pools may have exceeded the 50% threshold in Bitcoin. The possible crossing of the 50% threshold indicates a greater risk that a single mining pool could exert authority over the validation of Bitcoin transactions. To the extent that the Bitcoin ecosystem, and the administrators of mining pools, do not act to ensure greater decentralization of bitcoin mining processing power, the feasibility of a malicious actor obtaining control of the processing power will increase, which may adversely affect an investment in us. Such lack of controls and responses to such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account, and harm investors.

Cryptocurrency inventory, including that maintained by or for us, may be exposed to cybersecurity threats and hacks.

As with any computer code generally, flaws in cryptocurrency codes may be exposed by malicious actors. Several errors and defects have been found previously, including those that disabled some functionality for users and exposed users' information. Exploitations of flaws in the source code that allow malicious actors to take or create money have previously occurred. Despite our efforts and processes to prevent breaches, our devices, as well as our servers, computer systems and those of third parties that we use in our operations, are vulnerable to cyber security risks, including cyber-attacks such as viruses and worms, phishing attacks, denial-of-service attacks, physical or electronic break-ins, employee theft or misuse, and similar disruptions from unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations. Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin or other cryptocurrencies we mine or otherwise acquire or hold for our own account.

We are subject to risks associated with our need for significant electrical power. Government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations, such as ours.

The operation of a cryptocurrency mine can require massive amounts of electrical power. Further, our mining operations can only be successful and ultimately profitable if the costs, including electrical power costs, associated with mining a Bitcoin are lower than the price of a Bitcoin. As a result, any mine we establish can only be successful if we can obtain sufficient electrical power for that mine on a cost-effective basis, and our establishment of new mines requires us to find locations at which that is the case. There may be significant competition for suitable mine locations, and government regulators may potentially restrict the ability of electricity suppliers to provide electricity to mining operations in times of electricity shortage, or may otherwise potentially restrict or prohibit the provision or electricity to mining operations. For example, the board of commissioners of Chelan County Public Utility District in Washington voted to stop reviewing applications for mining facilities following a review of the impact of existing operations. Additionally, our mines could be materially adversely affected by a power outage. Given the power requirement, it would not be feasible to run miners on back-up power generators in the event of a government restriction on electricity or a power outage.

Risks Associated with our Exploratory Efforts to Launch a U.S. Cryptocurrency Exchange and Related Businesses

We may not successfully develop, market and launch any cryptocurrency exchange.

We are only in the early stages of investigating and planning the establishment of a cryptocurrency exchange. For a variety of reasons, we could suffer significant delays in our efforts to establish such an exchange, and may ultimately not be successful in doing so. We will need to obtain additional management, regulatory compliance and technical expertise and devote substantial time and effort to this project. We also expect to need to raise additional funds (which may be seek by offering direct investments in this business) to pursue development of the exchange, and we may not be successful in raising that capital. It is possible that the launch of our cryptocurrency exchange may never occur, and even if it is successfully developed, it is possible that it will not be accessed or utilized by a large number of users or will otherwise not achieve market acceptance.

Risks Related to Our Securities

We are subject to the “penny stock rules” which will make our securities more difficult to sell.

We are subject to the SEC’s “penny stock” rules because our securities sell below $5.00 per share. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

Furthermore, the penny stock rules require that prior to a transaction, the broker dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for our securities. As long as our securities are subject to the penny stock rules, the holders of such securities will find it more difficult to sell their securities.

We are not likely to pay cash dividends in the foreseeable future.

We currently intend to retain any future earnings for use in the operation and expansion of our business. Accordingly, we do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate.

Our stock price is likely to be highly volatile because of our limited public float.

The market price of our common stock is likely to be highly volatile because there has been a relatively thin trading market for our stock, which causes trades of small blocks of stock to have a significant impact on our stock price. You may not be able to resell shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility. Other factors that could cause such volatility may include, among other things: actual or anticipated fluctuations in our operating results; the absence of securities analysts covering us and distributing research and recommendations about us; overall stock market fluctuations; economic conditions generally; announcements concerning our business or those of our competitors; our ability to raise capital when we require it, and to raise such capital on favorable terms; conditions or trends in the industry; litigation; changes in market valuations of other similar companies; announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships or joint ventures; future sales of common stock; actions initiated by the SEC or other regulatory bodies; and general market conditions. Any of these factors could have a significant and adverse impact on the market price of our common stock. These broad market fluctuations may adversely affect the trading price of our common stock.

In order to raise sufficient funds to expand our operations, we may have to issue additional securities at prices which may result in substantial dilution to our shareholders.

If we raise additional funds through the sale of equity or convertible debt, our current stockholders’ percentage ownership will be reduced. In addition, these transactions may dilute the value of our common shares outstanding. We may also have to issue securities that may have rights, preferences and privileges senior to our common stock.

Our stock is thinly traded, so an investor may be unable to sell at or near ask prices or at all.

The shares of our common stock are traded on the OTC Pink Sheets and are thinly traded, meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a smaller reporting company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who generate or influence sales volume. Even in the event that we come to the attention of such persons, they would likely be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we become more seasoned and viable. As a consequence, our stock price may not reflect an actual or perceived value. Also, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as is currently the case, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. A broader or more active public trading market for our common shares may not develop or if developed, may not be sustained. Due to these conditions, you may not be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

Currently, there is a limited public market for our securities, and there can be no assurances that any public market will ever develop and, even if developed, it is likely to be subject to significant price fluctuations.

We have a trading symbol for our common stock, namely ‘BCII’. However, our stock has been thinly traded, if at all. Consequently, there can be no assurances as to whether:

●
any market for our shares will develop;
●
the prices at which our common stock will trade; or
●
the extent to which investor interest in us will lead to the development of an active, liquid trading market.

Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these risk factors, investor perception of our Company and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

ITEM 1B UNRESOLVED STAFF COMMENTS

On May 21, 2018 and July 31, 2018, the Company received a comment letter from the staff of the SEC's Division of Corporation Finance as part of its review of the Company's Form 10-K for the year ended April 30, 2017 and the 10-Q for the fiscal quarter ended January 31, 2018. The staff requested additional information and provided comments relating to various sections of the above-mentioned documents. The Company responded to the outstanding comment letters through this 10-K and believes that it had addressed the staff’s comments appropriately.

ITEM 2 PROPERTIES

Our principal executive offices are located in Santa Monica, CA. We lease two office units at a co-working location. One unit, which is approximately 400 square feet, is used by the Company and costs $10,244.10 per month. The other unit is approximately 100 square feet and costs $2,888 per month for LegatumX. We also leased an office in San Juan, Puerto Rico. The space was approximately 80 square feet and cost $1,815.00 per month. During September 2018, we cancelled the month-to-month lease of this space.

ITEM 3 LEGAL PROCEEDINGS

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

ITEM 4 MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5 MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the Over-the-Counter Bulletin Board under the ticker symbol “BCII”. The following table shows, for the periods indicated, the high and low bid prices per share of our Common Stock as by OTC Bulletin Board. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
Fiscal Year Ending April 30, 2018
October 31, 2018 (through October 26, 2018)	$5.00	$2.15
July 31, 2018	$10.99	$3.02

Fiscal Year Ending April 30, 2018
April 30, 2018	$15.00	$7.61
January 31, 2018	$14.00	$11.25
October 31, 2017	$0.11	$0.11
July 31, 2017	$0.01	$0.01

Fiscal Year Ending April 30, 2017
April 30, 2017	$0.20	$0.08
January 31, 2017	$0.55	$0.08
October 31, 2016	$N/A	$N/A
July 31, 2016	$N/A	$N/A

Holders

As of October 26, 2018, there were, respectively, approximately 233 and 2 holders of record of our Common Stock and Series A Preferred Stock, respectively.

Dividends

We have not paid any dividends on our common stock and do not anticipate paying dividends in the foreseeable future. We plan to retain earnings, if any, to finance the development and expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have an equity compensation plan but the Company intends to adopt one in the future.

Transfer Agent

Our transfer agent is American Stock Transfer. Their telephone number is (800) 937-5449.

Recent Sales of Unregistered Securities

During the year ended April 30, 2018, we sold 14,194,700 shares of common stock, converted 12,944,660 shares of common stock into 323,617 shares of Series A preferred stock, issued 653,333 shares of restricted common stock for services, retired 5,000,000 shares of common stock, converted 45,195 shares of Series A preferred stock into 1,807,800 shares of common stock and issued 100,000 shares of common stock in connection with an acquisition.

Rule 10B-18 Transactions

During the year ended April 30, 2018, there were no repurchases of the Company’s common stock by the Company.

ITEM 6 SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide information required by this item.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Background

Blockchain Industries, Inc. (“BCII”, “Blockchain”, the “Company”, “we”, “our” or “us”) was originally formed under the laws of the State of Nevada on September 15, 1995, as Interactive Processing, Inc. to market high-tech consumer electronics through television home-shopping networks, retail stores, catalog companies and their website, remotecontrols.com. In March 1999, the Company changed its name to Worldtradeshow.com, Inc. (“WTS”). In April 1999, the Company acquired intellectual property rights to a database from Chaiisai Tora, Inc., an unaffiliated third party, and significantly changed its business plan to develop tradeshow software and market both physical and virtual tradeshow space through the Company's website.

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

On November 13, 2017, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada for the purpose of changing its name from Omni Global Technologies, Inc. to Blockchain Industries, Inc. On November 15, 2017, Mr. Patrick Moynihan was appointed as the Company’s Chief Executive Officer, Chief Financial Officer and Chairman/sole director and, on the same date, Ms. Funk resigned all positions as an executive officer and director of the Company. On December 1, 2017, the Company announced Mr. Zack Pontgrave as President, although a formal agreement was never signed, and Mr. Bryan Larkin as Chief Technology Officer, respectively, joining Mr. Moynihan as part of the Company’s management team. As of April 2018, the Company has withdrawn the offer to Mr. Pontgrave and, although the Company tried negotiating a settlement agreement, Mr. Pontgrave has not been responsive to the Company’s communications.

Recent Developments

KinerjaPay ICO (KPAY)

On January 11, 2018, the Company entered into an advisory agreement to provide Initial Coin Offering (“ICO”) services to PT KinerjaPay Indonesia, an Indonesian company and a wholly-owned subsidiary of KinerjaPay Corp., a Delaware corporation (OTCQB: KPAY) (“KPAY”). As consideration for entering into the advisory agreement and providing services related to administering the KinerjaPay ICO and establishing a Digital Asset Exchange in Indonesia, we were paid $250,000 in cash, and received 1,000,000 restricted shares of KinerjaPay’s common stock, having a market value approximately $1,800,000 based upon the closing price of the KPAY shares on the OTCQB of $1.80 on January 11, 2018. In addition, we shall receive a 50% equity ownership in an Indonesian-based Digital Asset Exchange which has yet to be formed. Per the advisory agreement, the Company, in conjunction with Fintech Financial Consultants, Inc. (“FFCI”) shall provide to the Company the following Advisory Services (“Services”):

● Consulting related to the launch of the ICO and the establishment of a market on the Exchange for which to trade and transfer digital tokens;
● Introductions to third parties with marketing and advisory experience potentially relevant to the ICO; and
● Creation of the Exchange and a full complement of related pre-sale support, functionality and acquisitions concerning digital tokens.

As part of the Services, the Company and FFCI will formulate, develop, structure, establish, administer and operate the Exchange. Such Services may include but shall not be limited to consulting and advisory services regarding trading, price discovery and settlement/clearing, as well as, due diligence, escrow, underwriting and providing communication platforms to enable the adoption of new products and technologies and to attract investors. The Company was previously working through its Japanese partner to assist KPAY with its coin offering.  A visit was made to Indonesia to collect additional data and develop strategy, however due to a sharp reduction in demand for Digital Assets, the advisory work is still underway and will resume at the appropriate time in the future.  There are no disagreements between KPAY and Blockchain Industries and we anticipate being able to assist them in the future with the KPAY's contemplated ICO.

The equity interests of the Exchange Entity shall be beneficially owned one-half (50%) by KPAY and one-half (50%) by the Company. The Company and FFCI having made other arrangements between themselves, and FFCI acknowledges and agrees that FFCI shall have no equity interest in the Exchange Entity.

The Exchange Entity shall initially be funded pursuant to a contribution by KPAY of Two Hundred Fifty Thousand U.S. Dollars ($250,000 USD) from the proceeds generated by the ICO (the “Startup Contribution”). KPAY and the Company shall contribute such additional capital to the Exchange Entity as mutually agreed upon to be necessary and appropriate for the operation of the Exchange and in proportion to their respective ownership interests in the Exchange Entity. If the Company and/or FFCI advance funds to the Exchange Entity prior to KPAY’s funding of the Startup Contribution, the Company and/or FFCI, as the case may be, shall be entitled to prompt reimbursement for the entire amount of such funds so advanced.

Chimes ICO

On December 19, 2017 and February 5, 2018, the Company entered into two agreements with Chimes Broadcasting, Inc. (“Chimes”) to purchase 500,000 equity tokens for $400,000 (the “Chimes Equity Tokens”). As of the year ended April 30, 2018, the Company has disbursed $400,000 to Chimes in exchange for 500,000 Chimes Equity Tokens, to be issued at a later date, representing less than 1% (0.5%) ownership in Chimes. There are 100,000,000 authorized Chimes Equity Tokens, which share the same economic benefits to common shareholders of Chimes, however, the Chimes Equity Tokens are non-voting shares.

In addition, the Company entered into two Simple Agreements for Future Tokens (“SAFTs”) with Chimes Broadcasting, Inc. which grants us the option to purchase future utility tokens for use on the Chimes network platform. To date, the Company has disbursed $100,000 to Chimes for an amount of CHIME tokens yet to be determined. The Company has not been issued or received any CHIME tokens to date.

AutoLotto

On January 17, 2018, the Company entered into a Promissory Note Agreement (“AutoLotto Agreement”) with AutoLotto, Inc., a Delaware corporation. Under the terms of the AutoLotto Agreement, the Company will pay to AutoLotto $1.5 million (the Principal”) in exchange for a promissory note that will accrue interest at one percent per annum (the “Interest”). All unpaid Principal and Interest are due and payable to the Company at the earlier of (i) the closing of AutoLotto’s initial coin offering of at least $20,000,000 or (ii) AutoLotto’s issuance of equity securities (excluding any conversion or issuance of any note or other convertible security) of at least $20,000,000. In the event AutoLotto does not raise $20,000,000 through an initial coin offering or issuance of equity noted above, any unpaid Principal and Interest will convert to equity at a rate of $250,000,000 divided by the number of common shares outstanding immediately prior to January 17, 2020. As part of the AutoLotto Agreement, the Company also received an option to purchase tokens of the AutoLotto initial coin offering (the “Option”) equal to two times the outstanding unpaid Principal and Interest under the AutoLotto Agreement. The exercise price of the Option will be an undisclosed private pre-sale price, and the Option is exercisable within ten days of AutoLotto providing notice to the Company of its initial coin offering. The Option expires on January 16, 2020.

Academy

On January 30, 2018, the Company invested $250,000 into Academy Token, a utility token that will be used as a means of paying for immersive training programs, educational offerings, and to access online content related to blockchain technology. Academy intends to address the shortfall in the supply of blockchain developers due to the increasing demand of blockchain technology.

Coral Health

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

Basecoin & Origin Protocol

On February 13, 2018 and February 20, 2018, the Company entered into two separate subscription agreements with KR CRYPTO SPE, LLC, a special-purpose entity, for the purpose of acquiring tokens of Basecoin and Origin Protocol, respectively. The Company invested $100,000 and $50,000 into the subscription agreements for Basecoin and Origin Protocol, respectively. Basecoin’s token will be utilized as a form of controlling the supply and demand of fiat-based currencies to expand or contract the money-supply, similar to how current central banks attempt to maintain a normalized supply and demand of their respective fiat currencies. The Origin Protocol utilizes the Ethereum blockchain, allowing developers to build decentralized marketplaces to facilitate the shared economy, such as home rentals, ride share and bike share, without intermediary companies such as Airbnb and Uber.

BlockEx

On February 16, 2018, we entered into a Private Token Purchase Commitment Form (“BlockEx Agreement”) with BlockEx Limited (“BlockEx”) a privately held limited liability company incorporated under the laws of Gibraltar. Under the terms of the BlockEx Agreement, the Company agreed to purchase up to 5,714,285.71 Digital Asset Exchange Tokens (“DAXT”) from the Company for 2,000,000 Euros, or at the time of the purchase, approximately $2,481,600 USD. As of the date of this Report, the Company has purchased tokens amounting to approximately 1,428,571 tokens for a purchase price of 395,069.53 Euros, approximately $500,000 USD. The tokens were issued to the Company in June 2018. The Company filled the 2,000,000 Euro obligation for the BlockEx Agreement by pooling with other investors for the remaining 1,604,930 Euros. The remaining 4,285,714.71 DAXT will be issued to the investor pool.

This investment provides the Company with exposure to a digital asset exchange platform. The BlockEx platform provides an institutional exchange, white-labeled brokerage software, and the ability to launch ICO’s. DAXT is BlockEx’s ICO. It is a utility token. Only holders of DAXT will be able to access the pre-sale feature of ICOs in BlockEx Markets. DAXT must be burnt each time a customer uses it to purchase ICOs on a pre-sale basis.

Wireline

On February 6, 2018, the Company invested $20,000 into Wireline tokens (“WRL”). These tokens are offered by Wireline Developer Fund, Inc., a Cayman Islands company established to launch a network platform that enables developers to create applications and services that dynamically discover, interact, and trade with each other using smart contracts. Wireline is the decentralized network and registry for serverless cloud computing. Services running on Wireline benefit from the scaling and high-availability guarantees of internet-scale serverless architecture; the blockchain-backed registry provides a decentralized mechanism for service discovery and coordination.

VideoCoin

On January 23, 2018, the Company invested $50,000 into VideoCoin tokens. These tokens are offered by VideoCoin Development Association, LTD which develops and operates VideoCoin Network, a decentralized platform for video encoding, video storage, and video distribution. The company's platform turns cloud-based video services into an algorithmic market running on a blockchain with a VideoCoin token. The platform also captures unused computing capacity while providing tokenized rewards for users that participate in decentralizing video content processing through the network. The company is based in Los Angeles, California.

LegatumX

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
(1) The value of our Common Stock for this agreement was valued at $10 per share.

The Company may earn an additional (i) 5%, for a total of 35%, of LegatumX’s common stock if LegatumX realizes $2.3 million in gross proceeds from the sale of the 100,000 shares of our common stock within the 12-month period following the effective date of the Company’s filing of a Form 10 with the SEC (the “Form 10”), or (ii) an additional 10%, for a total of 40%, of LegatumX’s common stock if LegatumX realizes $10.1 million in gross proceeds from the sale of the 100,000 shares of our common stock within the 12-month period following the effective date of the Form 10. As of April 30, 2018, the Company paid $100,000 to LegatumX in exchange for 20% ownership in LegatumX. As of the date of this Report, the Company has paid an additional $20,000 (for a total of $120,000) and issued 100,000 to LegatumX for a total of 25.5% ownership in in LegatumX.

Results of Operations:

Years Ended April 30, 2018 and 2017

Service Revenue

Revenue was $1,582,483 and $0 for the year ended April 30, 2018 and 2017, respectively. As aforementioned, the Company was under the control of a Court appointed Receiver during the 2017 period. For the period ended April 30, 2018 the Company primarily focused on generating revenue from the Digital Asset market. The revenue recorded during this period relates to (1) the agreement it signed with KPAY for ICO consulting services and (2) the conference held in San Juan, Puerto Rico on March 2018.

Under the terms of the agreement with the customer, the value of the contract was comprised of $250,000 in cash and 1,000,000 shares of stock valued at $1.80 per share, or $1,800,000, and was paid in full to the Company prior to the commencement of services. The total value of the contract was $2,050,000. The Company or customer may cancel this agreement at any time for any reason whatsoever without an obligation to return any of the consideration received. In the event that occurs, the Company would immediately record the entire deferred liability balance as service revenue. The Company intends to continue to work with KPAY throughout the term of the contract and recognize monthly service income on a pro rata basis. Since the common stock from KPAY is restricted, it cannot be traded for a period of at least six months. There can be no assurances that KPAY will be worth a $1.80 per share, or have any value whatsoever, at the time we decide to sell our shares. As of April 30, 2018, the value of the KPAY stock was $0.760 per share, or the equivalent of an unrealized loss of $1,040,000. As of April 30, 2018, the Company has recorded $620,695 in revenue from the KPAY contract.

During March 14-16, 2018 we held a conference in San Juan, Puerto Rico under our brand name Blockchain Unbound. The conference centered around blockchain technology, Digital Assets, the regulatory and compliance issues governing the industry and general industry challenges, future and benefits. Net of chargebacks, refunds and merchant fees, we recorded $959,768 in revenue for the San Juan conference, which consisted of $467,000 in sponsorship fees where companies paid for promotional material or events, and $492,768 in sales from registrations from individuals attending the conference.

	For the Years Ended April 30,		Change
	2018	2017	Dollars	Percentage
Revenue	$1,582,483	$-	$1,582,483	100%

Cost of goods sold	$328,785	$-	$328,785	100%

Gross margin	$1,253,698	$-	$1,253,698	100%

Operating expenses	2,894,882	148,000	2,746,882	1,856%

Loss from operations	(1,641,184)	(148,000)	(1,493,184)	1,009%

Other income (expense), net	846,397	(5,913)	852,310	-14,414%

Net loss	$(794,787)	$(153,913)	$(640,874)	416%

Operating expenses:

	Years Ended April 30,		Change
	2018	2017	Dollars	Percentage
Operating expenses:
Professional fees	$1,760,703	$117,420	$1,643,283	1399%
General and administrative expense	1,134,179	30,580	1,103,599	3,609%
Total operating expenses	$2,894,882	$148,000	$2,746,882	1,856%

Operating expenses for the years ended April 30, 2018 and 2017 were $2,894,882 and $148,000, respectively. The increase is attributable to the commencement of significant operations, primarily in the form of professional fees and administrative fees. These expenses include $1,760,703 in legal and professional services and $1,134,179 in general and administrative expenses. The general and administrative expenses consist of primarily travel expenses, advertising and marketing for the Puerto Rico conference, rent, office supplies and other miscellaneous office expenses.

Liquidity and Capital Resources

Capital Resources

	April 30,
	2018	2017	Change
Current assets	$4,335,170	$-	$4,335,170
Current liabilities	1,784,493	493,596	(1,290,897)
Working capital	$2,550,677	$(493,596)	$3,044,273

We had $518,960 in cash on hand as of April 30, 2018.

Summary of Cash Flows:

	For the Years Ended April 30,
	2018	2017

Net cash provided by (used in) operating activities	$4,481,169	$(150,000)
Net cash used in investing activities	$(7,481,397)	$-
Net cash provided by financing activities	$3,519,188	$150,000

Net cash provided by (used in) operating activities: Cash provided by operating activities was $4,481,169 during the year ended April 30, 2018 and we used $150,000 in cash for operating activities during the year ended April 30, 2017. The increase is mostly attributable to $5,049,131 of debt forgiveness, which was mostly debt discharged by the State of Nevada, being offset by $979,857 of unrealized losses. Cash used in operating activities for the year ending April 30, 2017 was primarily due to professional and legal expenses of $1,760,703 and general operating expenses of $1,134,179.

Net cash used in investing activities: We used $7,481,397 in investing activities during the year ended April 30, 2018 compared to $0 during the year ended April 30, 2017. The increase is attributable to payments to related parties of $3,981,423, the purchase of $2,886,477 of investments, the purchase of property, plant and equipment of $113,497 and the payment of a note receivable of $500,000.

Net cash provided by financing activities: Cash provided by financing activities was $3,519,188 during the year ended April 30, 2018 compared to $150,000 during the year ended April 30, 2017. The increase is attributable to the issuance of common stock for $4,073,300 and was offset by the repayment of a convertible note for $53,000 and the repayment of a loan payable of $501,112 compared to proceeds from the issuance of common stock of $150,000 for the year ended April 30, 2017.

Inflation

Although our operations may be influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ended April 30, 2018.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that would be considered material to investors.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed below and should be read in reference to NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES below.

Basis of Presentation

The accompanying consolidated financial statements for the years ended April 30, 2018 and 2017 have been prepared in accordance and in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding consolidated financial information.

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

Revenue Recognition

We recognize revenue when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services are rendered; (3) the price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. During the year ended April 30, 2018, we had one contract with a customer to provide services. The Company used the OTC Market price of our customer because we felt the price was readily available and volume of the common stock, which we received as compensation, was fairly liquid to use the OTC Market price as an appropriate valuation. The Company may enter into additional agreements where we receive non-cash assets as compensation, which will require us to use estimates on the value of our services, which will be recorded as revenue. To the extent the Company receives compensation of illiquid non-cash assets, or any asset that may not have a readily determinable fair market value, we may require the use of certain Level 3 fair value estimated as defined by ASC 820.

Currently, the Company’s revenue is in the form of consulting services provided to customers, sponsorship fees for promotional material and events and event registration. Revenue is recognized pro rata on a monthly basis over the term of the contractual agreement for consulting services and on the day of the event for promotional material and events and event registration.

Stock-based Compensation

In accordance with ASC 718, Compensation – Stock Based Compensation, and ASC 505, Equity Based Payments to Non-Employees, the Company accounts for share-based payment using the fair value method. Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is readily determinable. The Company calculates the fair value of option grants utilizing the Black-Scholes pricing model and estimates the fair value of the stock based upon the estimated fair value of the common stock. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. The result of the estimates used in our valuation was approximately $3,222,436 million of stock-based compensation expense for the year ended April 30, 2018, comprised of $2,460,083 of expense related to independent contractors and $762,353 of expense related to options granted to independent contractors.

Investments in Digital Currencies

The Company uses fair value as its method of accounting for digital currencies (also referred to herein as digital assets) in accordance with the fair value election pursuant to FASB ASC 825, Financial Instruments (“ASC 825”). The Company considers its investments in digital currencies to be analogous to commodities as the Commodity Futures Trading Commission (“CFTC”) determined that Bitcoin and other digital currencies are commodities in September 2015. On March 6, 2018, a United States District Court of New York ruled that the CFTC has standing to exercise its enforcement power over fraud related to virtual currencies sold in interstate commerce. This ruling affirmed the CFTC’s position that digital currencies are subject to the anti-fraud and anti-manipulation enforcement authority, thereby asserting jurisdiction over futures, swaps, and other CFTC regulated derivatives that reference digital currencies. Consistent with the recent ruling, the Company classifies its investment in digital currencies as commodities and are held at fair value. Changes in net unrealized gains or losses for these digital currencies are included in realized and unrealized gains, net on the Consolidated Statement of Income.

Principle Market and Fair Value Determination

In determining which of the eligible digital currency exchanges is the Company’s principal market for the purpose of determining fair value of individual digital currencies, the Company considers only digital currency exchanges that have an online platform and publish transaction price and volume publicly. In determining which of the eligible digital currency exchanges is the appropriate principal market, the Company reviews these criteria in the following order, for each digital currency being fair valued:

First, the Company prepares a list of eligible digital currency exchanges and determines if any meet all of the following three criteria: (i) the digital currency exchange has a USD pairing to allow for USD liquidation to U.S. based customers, (ii) the Company has access to the exchange as a U.S. based customer and can legally open an account on the exchange platform, and (iii) the exchange complies with federal and state licensing requirements and practices regarding anti-money laundering procedures that are applicable to the Company.

From the list of eligible digital currency exchanges prepared in accordance with the eligibility criteria noted above, the Company selects the exchange with the highest trading volume and USD pairing for the trailing twelve months, taking into consideration intra-day pricing fluctuations and the degree of variances in price on the digital currency exchanges.

Second, if no digital currency exchange meets all of the above criteria, the Company will filter each exchange that has a USD pairing, regardless of whether it is accessible to U.S. based customers. From this list, the Company selects the exchange with the highest trading volume and USD pairing for the trailing twelve months, taking into consideration intra-day pricing fluctuations and the degree of variances in price.

Third, if there are no exchanges with USD pairing, the Company will assess exchanges for compliance with federal and state licensing requirements that are applicable to the Company. The Company also assesses each exchange’s practices regarding anti-money laundering procedures. The Company then identifies the pairing with the highest trading volume of the digital currency being fair valued to the digital currency with the highest market capitalization for the prior trailing twelve months, taking into consideration intra-day pricing fluctuations and the degree of variances in price on digital currency exchanges.

The Company determines its principal market annually for each digital currency held to determine if (i) there have been recent changes to each digital currency exchange’s transaction volume in the prior trailing twelve months, (ii) if any digital currency exchanges have fallen out of, or come into, compliance with applicable regulatory requirements, (iii) if there have been any digital currency exchanges that have added a USD pairing, (iv) if exchanges previously inaccessible to the Company are now accessible, or (v) if recent changes to each exchange price stability have occurred that would materially impact the selection of the principal market and necessitate a change in the Company’s determination of its principal market.

Investments in SAFTs and Pre-ICO Tokens

The Company enters into simple agreements for future tokens (“SAFT”) in which the Company invests in a company for a promise of access to future product of the company. Investments in SAFT agreements are carried at cost.

Fair Value Measurement

The Company applies ASC 820, Fair Value Measurement (‘‘ASC 820’’), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The valuation hierarchy is composed of three levels. The classification within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The levels within the valuation hierarchy are described below:

Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these instruments.

The Company had no Level 3 financial assets or liabilities as of April 30, 2018 and 2017.

The Company uses Level 1 of the fair value hierarchy to measure the fair value of investments in common equity securities. The Company uses Level 2 of the fair value hierarchy to measure the fair value of investments in digital currencies. The Company revalues such assets at every reporting period and recognizes gains or losses as revenue and cost of revenue respectively in the consolidated statements of operations that are attributable to the change in the fair value of the digital currencies. Refer to the table below for a breakout of the Company’s investments in digital currencies and traditional securities as of April 30, 2018:

		Fair Value Measurement Using
	Carrying value	Level 1	Level 2	Level 3	Total
April 30, 2018
Assets
Investments in digital currencies	$1,166,477	$-	$1,166,477	$-	$1,166,477
BNB	213	-	213	-	213
BTC	753,371	-	753,371	-	753,371
BTCP	19,992	-	19,992	-	19,992
EOS	108,292	-	108,292	-	108,292
ETH	149,190	-	149,190	-	149,190
NEO	57,713	-	57,713	-	57,713
OMG	22,018	-	22,018	-	22,018
QSP	14,968	-	14,968	-	14,968
QTUM	8,782	-	8,782	-	8,782
REP	31,938	-	31,938	-	31,938
Investments in securities	780,000	780,000	-	-	780,000
KinerjaPay	780,000	780,000	-	-	780,000
	$1,946,477	$780,000	$1,166,477	$-	$1,946,477

There were no financial securities or investments in digital assets as of April 30, 2017.

The KinerjaPay Common Stock was received as compensation and, as such, the Company did not use cash to acquire the securities.

Deferred Revenue

The Company has deferred revenue from its first consulting contract for the KPAY agreement. The Company determined that its obligations would be met evenly over the course of the contract and, as such, will record revenue evenly over the course of the agreement. Estimated used in the determination of value and duration may change on a per-contract basis and, in addition, the Company could change the original estimates used for a specific contract depending on changes over the course of contracts with customers. For example, the KPAY agreement is currently being recorded evenly over one year, however, the Company may determine the obligations to have all been met early and may decide to record the remaining, unearned revenue immediately.

Going Concern

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

Property and equipment

Property and equipment are stated at cost or fair value if acquired as part of a business combination. Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred. The carrying amount and accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal and any resulting gain or loss is included in results of operations. The Company currently is in the process of building a mining facility for Digital Assets. All cost associated with that project, including the architectural, designs, and planning cost are being capitalized until the completion of the project. Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives. Useful lives are 10 years for software and 10 years for buildings.

Basic and Diluted Net Loss Per Share

Net earnings or loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share for the period presented. Basic earnings, net loss per share is based upon the weighted average number of common shares outstanding. Fully diluted earnings per share is based on the assumption includes dilutive equivalents such as warrants, stock options, and convertible preferred stock.

Recently Adopted Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2017-01, Business Combinations: Clarifying the Definition of a Business, which amends the current definition of a business. Under ASU 2017-01, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contributes to the ability to create outputs. ASU 2017-01 further states that when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. The new guidance also narrows the definition of the term “outputs” to be consistent with how it is described in Topic 606, Revenue from Contracts with Customers. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions. The guidance is effective for the annual period beginning after December 15, 2017, with early adoption permitted. The Company has elected to early adopt ASU 2017-01 and to apply it to any transaction, which occurred prior to the issuance date that has not been reported in financial statements that have been issued or made available for issuance.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” Topic 606. This Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers,” Topic 606: “Identifying Performance Obligations and Licensing”. This Update clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. The Update includes targeted improvements based on input the Board received from the Transition Resource Group for Revenue Recognition and other stakeholders. The update seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers,” Topic 606: “Narrow-Scope Improvements and Practical Expedients”. The amendments in this Update address narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. Additionally, the amendments in this Update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. This ASU is the final version of Proposed Accounting Standards Update 2015-320, “Revenue from Contracts with Customers,” (Topic 606): “Narrow-Scope Improvements and Practical Expedients,” which has been deleted. In December 2016, the FASB issued ASU No. 2016-20, “Revenue from Contracts with Customers,” Topic 606: “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”. The amendments in this Update address narrow-scope improvements to the guidance on loan guarantee fees, contract cost-impairment testing, contract costs-interaction of impairment testing with guidance in other topics, provision for losses on construction-type and production-type contracts, scope of topic 606 to exclude all contracts that are within the scope of Topic 944, disclosure of remaining performance obligations, disclosure of prior-period performance obligations, contract modifications, contract asset versus receivable, refund liability, advertising costs, fixed-odds wagering contracts in the casino industry and cost capitalization for advisors to private funds and public funds. The Board decided to issue a separate Update for technical corrections and improvements to Topic 606 and other Topics amended by Update 2014-09 to increase stakeholders’ awareness of the proposals and to expedite improvements to Update 2014-09. This ASU is effective for fiscal years, and interim periods within those years beginning after December 15, 2017 for public companies and 2018 for non-public entities. We adopted the new standard effective May 1, 2018, using the modified retrospective transition method.

We developed an implementation plan to adopt this new guidance, which included an assessment of the impact of the new guidance on our financial position and results of operations. We have substantially completed our assessment and have determined that this standard will not have a material impact on our financial position or results of operations, except enhanced disclosure regarding revenue recognition, including disclosures of revenue streams, performance obligations, variable consideration and the related judgments and estimates necessary to apply the new standard. On May 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and for all open contracts and related amendments as of May 1, 2018 using the modified retrospective method. Results for reporting periods beginning after May 1, 2018 will be presented under ASC 606, while the comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which is effective for annual reporting periods beginning after December 15, 2018. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company is currently evaluating the effects of ASU 2016-02 on its audited consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero-coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The guidance is effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the effects of ASU 2016-15 on its audited consolidated financial statements.

In May 2017, the FASB issued ASU No 2017-09 Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides clarity and reduces both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all three of the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. Note that the current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in ASU 2017-09. ASU 2017-09 is effective for all annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the effects of ASU 2017-09 on its audited consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently assessing the potential impact of adopting ASU 2017-11 on its audited consolidated financial statements and related disclosures.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Company.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached hereto and filed as a part of this Annual Report on Form 10-K are our Consolidated Financial Statements, beginning on page F-1.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15 and Rule 15d-15, as amended (the “Act”)) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that, due to the material weaknesses in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of April 30, 2018.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management evaluated the effectiveness of our internal control over financial reporting as of April 30, 2018, based on criteria for effective internal control over financial reporting described in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has determined that as of April 30, 2018, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting resources resulting in a lack of segregation of duties to ensure adequate review of financial statement preparation, and (ii) ineffective management review of complex transactions to enable timely decisions regarding required disclosures. As a result of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting at April 30, 2018.

Although a material weaknesses is defined as a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis, there material weaknesses did not result in any material misstatements of the Company’s consolidated financial statements and disclosures for any interim periods during, or for the annual periods ended April 30, 2018.

Changes in internal control over financial reporting

During the year ended April 30, 2018, there was no change in internal control over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Attestation report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of the independent registered public accounting firm regarding internal control over financial reporting because the Company is a “smaller reporting company.” Management’s report was not subject to attestation by the independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth biographical information about each of our directors and executive officers as of the date of this report:

Name	Age	Position	Director / Officer Since
Patrick Moynihan	50	Chief Executive Officer and Chairman	November 15, 2017
Robert Kalkstein	36	Principal Financial Officer	May 18, 2018
Max Robbins	47	Director	February 1, 2018

Patrick Moynihan

Mr. Moynihan brings to the position a deep understanding of the blockchain and cryptocurrency industries and a global set of relationships with software engineers, ICO originators and miners. Mr. Moynihan served as Managing Director for Corona Associates Capital Management from August 2015 through November 2017, Managing Director at Ithaca Partners LLC from June 2011 through October 2017, and Founder & Chief Executive Officer at PayLock, Inc. from April 2004 through January 2013.

Mr. Moynihan holds an English Major and Business Minor from Ithaca College in 1990.

Robert Kalkstein

Mr. Kalkstein has served as the Chief Financial Officer of Conversion Labs, Inc. (formerly Immudyne, Inc.) since October 2017 and continues to split time with the Company. He has served as a private consultant to emerging growth companies since July 2012, providing services as a chief financial officer, chief operating officer or other advisory positions to management. Previously, Mr. Kalkstein held positions at Peerless System Corp. from October 2010 to June 2012, Jefferies & Co. from November 2009 to October 2010 and PricewaterhouseCoopers from April 2007 to October 2009. He has more than 10 years of experience in the areas of accounting, finance, SEC filings and operations.

Mr. Kalkstein is a Certified Public Accountant (“CPA”) and received a Bachelor of Engineering in Biomedical Engineering and a Master of Engineering in Engineering Management at Stevens Institute of Technology in Hoboken, NJ.

Max Robbins

Mr. Robbins  is the founder and principal of aiScaler since January 2008, a software company specialized in web acceleration, DDos mitigation and traffic management. From 2003 to 2006, he served as President of McBride & Associates, a government contracting organization.  From 1993 to 1996, Mr. Robbins was the Chief Technical Officer for IDT Corporation (“IDT”) where he created the internet division, resulting in a successful public offering in 1997. IDT trades under the symbol IDTC on the New York Stock Exchange.

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

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than ten percent of a class of equity securities registered under Section 12 of the Securities and Exchange Act of 1934, to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Since we currently do not have securities registered under Section 12 of the Securities and Exchange Act of 1934, we are not subject to Section 16(A) filing requirements.

Board Committees

We have no audit, compensation or nominating committee. The functions of these committees are performed by our Board. We do not have any independent directors.

Code of Ethics

We have not adopted a code of ethics as of the date of this report. The Company has not created a timeline to develop a code of ethics at this time.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●
been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;
●
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
●
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;
●
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
●
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

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

ITEM 11 EXECUTIVE COMPENSATION

Compensation of named executive officers:

Name and Principal Position (1)	Fiscal Year	Base Salary ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Olivia Funk, Chief Executive Officer and Chairman(2)
	2018	—	—	—	—	$—
	2017	—	—	—	—	$—

Patrick Moynihan, Chief Executive Officer and Chairman
	2018	120,000	—	—	$25,000 (4)	$145,000
	2017	—	—	—	—	$—

Robert Kalkstein, Principal Financial Officer (3)
	2018	—	—	—	$63,000	$63,000
	2017	—	—	—	—	$—

(1)
From the period from May 15, 2016 through March 22, 2017 we were under the control of a Receiver in Nevada’s Eighth Judicial District pursuant to #A14- 715484-P. During that period the Receiver ran the Company and incurred expenses to maintain its status as public company and to locate a potential buyer for the Company. On May 23, 2017 the Company entered into a Share Purchase Agreement (“SPA”) with JOJ Holdings (the “Purchaser”), LLC maintaining an address at 53 Calle Palmeras, San Juan Puerto Rico. Under the terms of the SPA, the Purchaser agreed to purchase 40,000,000 of our $0.001 par value common stock; and to assume the liability of a judgement creditor in the amount of $25,690.41. Additionally, and concurrent with the signing of the SPA by the Company; the Receiver resigned from the Company, and the Purchaser elected Olivia Funk as the sole officer and director of the Company.
(2)
Olivia Funk resigned as Chief Executive Officer and Chairman of the Company on November 15, 2017.
(3)
The noted compensation noted is the fair-value of the stock received for services provided. Please refer to FN 12 for the detailed description common stock issued in exchange for services.
(4)
Mr. Moynihan received performance compensation for the new creation of the Investment Management business line for the Company.

Executive Employment Contracts

The Company entered into a consulting agreement with our Chief Executive Officer, Patrick Moynihan, effective as of November 1, 2017. Pursuant to the terms of the agreement, the Company will pay Mr. Moynihan an annual fee of $240,000, payable in equal monthly installments. The Company will also reimburse Mr. Moynihan for all reasonable expenses incurred in performing his responsibilities under the agreement. The term of the agreement is for five (5) years. Since August 2018, Mr. Moynihan has been paid, with the same salary as his consulting agreement, as a full-time employee and is no longer considered an independent contractor. The Company intends to enter into a new employment agreement with Mr. Moynihan. Mr. Moynihan will be eligible for any benefits once the Company implements such benefit plans.

The Company entered into a consulting agreement with our Principal Financial Officer, Robert Kalkstein, effective as of December 1, 2017. Pursuant to the terms of the agreement, the Company will pay Mr. Kalkstein with 1,000,000 shares of restricted stock, of which 500,000 shall vest on June 1, 2018 and the remaining 500,000 shall vest on December 1, 2018. The term of the agreement is for two (2) years. The Company will also reimburse Mr. Kalkstein for all reasonable expenses incurred in performing his responsibilities under the agreement. Mr. Kalkstein is not eligible for benefit plans, severance or other compensation in the event of a change of control.

Compensation of Directors

Director Agreement – Max Robbins

The Company originally entered into a Director Agreement with Max Robbins on February 1, 2018 whereby Mr. Robbins was to receive an option to purchase 120,000 shares of the Company's common stock at $1.00 per share. Both parties agreed to cancel that contract and, on May 10, 2018, entered into a new Director Agreement. Pursuant to the terms of the new agreement, the Director shall receive a non-qualified stock option to purchase up to One Hundred Forty-Four Thousand (144,000) shares of the Company’s common stock, pursuant and subject to the Company’s Equity Incentive Plan, at the following exercise prices and vesting schedule:

Exercise Price	Quantity Vested	Vesting Date	Expiration Date
$1.25	48,000	6/1/2018	12/31/2023
$1.25	48,000	6/1/2019	12/31/2023
$1.25	48,000	6/31/2020	12/31/2023

Mr. Robbins shall hold office until such time that such Director’s successor is duly elected and qualified, or until such Director’s death or removal from office. The Director will be automatically removed from the Board if such Director resigns his office by writing delivered to the Board, becomes prohibited by law from acting as a director or commits a material breach of this Agreement.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S- K.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth information as of October 26, 2018, regarding the number of shares of our common stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding common stock, (ii) each of our directors and named executive officer and (iii) all of our directors and named executive officer as a group.

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

Name and Address Of Beneficial Owner of Common Stock	Amount of Common Stock Beneficially Owned	Percent (%) of Voting Securities Beneficially Owned (1)
Patrick Moynihan, CEO and Chairman (2) 730 Arizona Ave, Suite 220 Santa Monica, CA 90401	10,000,000	23.82%

Robert Kalkstein, Principal Financial Officer (3) 730 Arizona Ave, Suite 220 Santa Monica, CA 90401	1,300,000	3.05%

Max Robbins, Director (4) 730 Arizona Ave, Suite 220 Santa Monica, CA 90401	48,000	0.11%

All Directors and Officers as a group	11,348,000	26.99%

Gary Goodman 14 Dorado Beach East Dorado, PR 00646	3,000,000	7.15%

Robert Miketich 286 Dorado Beach East Dorado, PR 00646	3,000,000	7.15%

Lawrence Partners (5) 15 Manor Lane Lawrence, NY 11559	2,775,000	6.59%

(1)	Applicable percentage ownership is based on 41,984,355 shares outstanding as of October 26, 2018.
(2)	Mr. Moynihan owns 9,200,000 million shares of common stock through the Santa Monica Trust, which he is trustee, and 200,000 shares each as custodian for four of his children.
(3)
Mr. Kalkstein presently owns 1,300,000 shares of common stock. Mr. Kalkstein will earn 500,000 shares of restricted stock that vest on December 1, 2018. In addition, he owns 100,000 warrants to purchase shares of common stock which are currently exercisable.

(4)
Mr. Robbins joined the Board of Directors on February 1, 2018. For compensation for Mr. Robbins’ service as a member of our Board of Directors, he was issued an option to purchase 120,000 shares of common stock, which vests equally at 40,000 shares each on June 1, 2018, June 1, 2019, and June 1, 2020.

(5)
Lawrence Partners LLC holds 2,650,000 shares of common stock and 125,000 warrants to purchase common stock that are currently exercisable at $0.25 per share. Jessica Beren has voting or investment control over the shares held by Lawrence Partners LLC.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed below, none of our officers, directors, proposed director nominees, beneficial owners of more than 10% of our shares of common stock, or any relative or spouse of any of the foregoing persons, or any relative of such spouse who has the same house as such person or who is a director or officer of any parent or subsidiary of our Company, has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party.

The Company's Chairman and Chief Executive Officer, Patrick Moynihan's wife, is an employee of the Company. Ms. Lisa Moynihan is responsible for managing the Company's media and education business, including managing the two conferences and corporate communications. Ms. Moynihan receives a monthly salary payable in cash of $10,000 and on February 1, 2018 was issued 100,000 restricted shares of our common stock. As of October 26, 2018, of the 100,000 restricted shares issued to Ms. Moynihan, 25,000 shares of common stock are fully vested. The remaining 75,000 restricted shares will vest equally every six months on February 1, 2019, June 1, 2019 and February 1, 2020.

In the event a related party transaction is proposed, such transaction will be presented to our board of directors for consideration and approval. Any such transaction will require approval by a majority of the directors and such transactions will be on terms no less favorable than those available to disinterested third parties.

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

●
the director is, or at any time during the past three years was, an employee of the company;
●
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);
●
a family member of the director is, or at any time during the past three years was, an executive officer of the company;
●
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);
●
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or
●
The director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Based upon the above criteria, we have determined that Max Robbins is an independent board member.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Board of Directors has selected BF Borgers CPA PC ("Borgers") as the independent registered public accounting firm to audit our books and accounts for the fiscal years ending April 30, 2018, 2017 and 2016. Borgers has served as our independent auditor since October 31, 2016. The aggregate fees billed, or expected to be billed, for the last three fiscal years ended April 30, 2018, 2017 and 2016, for professional services rendered by Borgers were as follows:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Audit Fees	$33,500	$2,910	$2,910
Audit-Related Fees	3,240	–	–
Tax Fees	–	–	–
Total Fees	$36,740	$2,910	$2,910

Audit Fees

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

Audit-Related Fees

This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and acquisition audits.

Tax Fees

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

PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)	The following are filed as part of this Annual Report on Form 10-K

(1) The financial statements and schedules required to be filed by Item 8 of this Annual Report on Form 10-K and listed in the Index to Consolidated Financial Statements.

(2) The Exhibits required by Item 601 of Regulation S-K and listed below in the “Index to Exhibits required by Item 601 of Regulation S-K.”

(b)	The Exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K

(c)	None

Index to Exhibits required by Item 601 of Regulation S-K.

Incorporated by
Exhibit		Reference	Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Articles of Incorporation, as amended	10B12G/A		06/30/2006
3.2	Certificate of amendment of Certificate of Incorporation (Name Change to Omni Global Technologies, Inc. and 1-for-150 Reverse Split dated July 8, 2016)				X
3.3	Certificate of Amendment of Certificate of Incorporation, Name Changed to Blockchain Industries, Inc. dated November 13, 2017	8-K	3.1(II)	11/16/2017
3.4	Certificate of Amendment of Certificate of Incorporation, 2-for-1 Forward Split dated December 20, 2017				X
3.5	Certificate of Designation – Series A Convertible Preferred Stock				X
3.6	Bylaws				X
4.1	Form of Warrant				X
4.2	Form of Warrant				X
10.1	Equity Token Purchase Agreement dated December 19, 2017 by and between the Company and Chimes Broadcasting, Inc.				X
10.2	Equity Token Purchase Agreement dated February 5, 2018 by and between the Company and Chimes Broadcasting, Inc.				X
10.3	Advisory Agreement dated January 11, 2018 by and between the Company and KinerjaPay Corp.				X
10.4	Private Token Purchase Commitment Agreement by and between the Company and BlockEx Limited				X
10.5	Stock Purchase Agreement dated February 19, 2018 by and between the Company and LegatumX, Inc.				X
10.6	Promissory Note dated January 17, 2018 issued to AutoLotto, Inc.				X
10.7	Token Grant to AutoLotto, Inc. dated January 17, 2018				X
10.8	Director Agreement dated May 10, 2018 by and between the Company and Max Robbins				X
10.9	Consulting Agreement dated February 1, 2018 by and between the Company and Zackeriah Pontgrave				X
10.10	Consulting Agreement dated January 1, 2018 by and between the Company and Bryan Larkin				X
10.11	Simple Agreement for Future Tokens dated January 30, 2018 by and between the Company and Coral Health Research & Discovery Inc.	10-Q	10.1	03/19/2017
10.12	Basecoin Agreement, dated January 30, 2018 by and between the Company and Basecoin	10-Q	10.2	03/19/2017
10.13	Subscription Agreement for Origin Protocol Investment dated February 19, 2018	10-Q	10.3	03/19/2017
10.14*	Consulting Agreement dated November 1, 2017 by and between the Company and Patrick Moynihan	10-K/A	10.19	05/21/2018
10.15	Consulting Agreement dated December 1, 2017 by and between the Company and Sagacious Gambit, Inc.	10-K/A	10.21	05/21/2018
10.16	Share Purchase Agreement dated March 23, 2017 by and between the Company and JOJ Holdings, LLC	10-K	10.1	08/30/2018
10.17	Securities Purchase Agreement dated August 14, 2018 by and between the Company and IC, LLC				X
10.18	Secured Promissory Note dated August 14, 2018 by and between the Company and IC, LLC				X
10.19	Securities Purchase Agreement dated September 5, 2018 by and between the Company and Ian Molendyk				X
10.20	Secured Promissory Note dated September 5, 2018 by and between the Company and Ian Molendyk				X
10.21	Initial Coin Offering Architecture Proposal Agreement dated July 2, 2018 by and between the Company and BlakFX, LLC				X

21.1	Subsidiaries of the Registrant	X
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).	X
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a)).	X
32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	BRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 26, 2018	BLOCKCHAIN INDUSTRIES, INC.

	By:	/s/ Patrick Moynihan
Patrick Moynihan
Executive Chairman (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Patrick Moynihan s	Chairman of the Board, Chief Executive Officer	October 26, 2018
Patrick Moynihan	(Principal Executive Officer)

/s/ Robert Kalkstein	Principal Financial Officer	October 26, 2018
Robert Kalkstein	(Principal Financial Officer and Principal Accounting Officer)

/s/ Max Robbins	Director	October 26, 2018
Max Robbins

BLOCKCHAIN INDUSTRIES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED APRIL 30, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Blockchain Industries, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Blockchain Industries, Inc. as of April 30, 2018 and 2017, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ BF Borgers CPA PC
BF Borgers CPA PC

We have served as the Company's auditor since 2016
Lakewood, CO
October 26, 2018

BLOCKCHAIN INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	April 30,
	2018	2017
ASSETS
Current assets:
Cash & cash equivalents	$518,960	$-
Investments in securities	780,000	-
Investments in digital currencies	1,166,477	-
Investments in SAFTs	1,720,000	-
Other receivables	26,245	-
Other current assets	123,488	-
Total current assets	4,335,170	-

Property, plant & equipment, net of accumulated depreciation of $584 and $0 as of April 30, 2018, and April 30, 2017, respectively	112,139	-
Note receivable	500,000	-
Other non-current assets	69,077	-
Total assets	$5,016,386	$-

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$357,208	$493,596
Deferred revenue	1,427,285	-
Current liabilities	1,784,493	493,596
		-
Due to related parties	-	3,981,423
Note payable	-	501,112
Convertible note	-	53,000
Total liabilities	1,784,493	5,029,131

Shareholders' deficit:
Preferred stock, $0.001 par value, 5,000,000 authorized. 278,422 and 0 shares issued and outstanding as of April 30, 2018 and April 30, 2017, respectively	278	-
Common stock; $0.001 par value; 400,000,000 shares authorized 39,548,579 and 40,737,406 shares issued and outstanding as of April 30, 2018 and April 30, 2017, respectively	39,548	40,737
Additional paid-in capital	15,215,842	6,159,120
Accumulated deficit	(12,023,775)	(11,228,988)
Total shareholders' equity (deficit)	3,231,893	(5,029,131)
Total liabilities and shareholders' equity (deficit)	$5,016,386	$-

 The accompanying notes are an integral part of these audited consolidated financial statements.

BLOCKCHAIN INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended April 30,
	2018	2017
Sales	$1,582,483	$-
Cost of goods sold	328,785	-
Gross margin	1,253,698	-

Operating expenses:
Professional fees	1,760,703	117,420
General and administrative expense	1,134,179	30,580
Total operating expenses	2,894,882	148,000

Loss from operations	(1,641,184)	(148,000)

Other income (expense):
Debt forgiveness	5,049,131	-
Interest expense	(441)	(5,913)
Realized and unrealized gain (loss)	(979,857)	-
Stock compensation expense	(3,222,436)	-
Other income (expense), net	846,397	(5,913)
Loss before income taxes	(794,787)	(153,913)
Provision for income taxes (benefit)	-	-

Net loss	$(794,787)	$(153,913)

Net loss per share attributable to common shareholders:
Basic and diluted	$(0.021)	$(0.003)

Weighted-average number of common shares outstanding:
Basic and diluted	38,116,598	4,901,790

The accompanying notes are an integral part of these audited consolidated financial statements.

BLOCKCHAIN INDUSTRIES, INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Preferred Stock (Class A)
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity (Deficit)
Balance at April 30, 2017	40,737,406	$40,737	-	$-	$6,159,120	$(11,228,988)	$(5,029,131)

Sale of common stock	14,194,700	14,195	-	-	5,712,930	-	5,727,125

Issuance of preferred stock	-	-	323,617	323	58,145	-	58,468

Shares converted to preferred stock	(12,944,660)	(12,945)	-	-	(45,523)	-	(58,468)

Issuance of restricted stock for services	653,333	653	-	-	2,459,430	-	2,460,083

Stock option compensation expense					762,353		762,353

Shares retired	(5,000,000)	(5,000)	-	-	(13,750)	-	(18,750)

Shares converted from preferred stock to common stock	1,807,800	1,808	(45,195)	(45)	(1,763)	-	-

Shares issued for acquisition of LegatumX shares	100,000	100	-	-	124,900	-	125,000

Net loss	-	-	-	-	-	(794,787)	(794,787)

Balance at April 30, 2018	39,548,579	$39,548	278,422	$278	$15,215,842	$(12,023,775)	$3,231,893

The accompanying notes are an integral part of these audited consolidated financial statements.

BLOCKCHAIN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AUDITED)

	For the Years Ended April 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(794,787)	$(153,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	584	-
Stock-based compensation	3,222,436
Interest expense	441	-
Unrealized gain (loss) of investments	979,857

Change in operating assets and liabilities:		-
Other receivables	(26,245)	-
Prepaid expenses and other assets	(123,488)	3,913
Other non-current assets	(69,077)	-
Accounts payable and accrued expenses	(135,837)	-
Deferred revenue	1,427,285	-
Net cash provided by (used in) operating activities:	4,481,169	(150,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(2,886,477)	-
Payments to related parties	(3,981,423)	-
Purchases of fixed assets	(113,497)	-
Payment of note receivable	(500,000)	-
Net cash used in investing activities	(7,481,397)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	4,073,300	150,000
Repayment of convertible note	(53,000)	-
Repayment of note payable	(501,112)	-
Net cash provided by financing activities	3,519,188	150,000

Net change in cash	518,960	-

Cash, beginning of year	-	-

Cash, end of year	$518,960	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Overview

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

From October 2008 through early 2016, the Company’s operations were limited due to a lack of capital resources. However, during this time, the Hotel.vn website was still operational. On May 15, 2016, the Company was placed under the control of a Receiver in Nevada’s Eighth Judicial District (the “Receiver”). From May 15, 2016 through March 22, 2017, while under the control of the Receiver, the Company continued to incur expenses to maintain its corporate existence as a public company. On November 18, 2016, the Company changed its name to Omni Global Technologies, Inc. and on May 23, 2017, the Company entered into a Share Purchase Agreement with JOJ Holdings, LLC (“JOJ”), pursuant to which JOJ: (i) purchased 40,000,000 restricted shares of common stock, $0.001 par value (the “Control Shares”); (ii) assumed the liabilities of a judgement creditor in the amount of approximately $25,000; and (iii) paid the Receiver $150,000 for the Receiver’s and other Company expenses (the “Share Purchase Agreement”). Additionally, and concurrent with the execution of the Share Purchase Agreement, the Receiver resigned, and Olivia Funk was appointed as the sole officer and director of the Company.

On November 13, 2017, the Company filed Certificate of Amendment to its Articles of Incorporation with the State of Nevada for the purpose of changing its name from Omni Global Technologies, Inc. to Blockchain Industries, Inc. to more accurately reflect its new business strategy. Since that time the Company has taken steps to become a next generation blockchain-powered, financial technology and advisory company. In this regard the Company’s business can be divided into the following four verticals:

● Investment Management
● Digital Asset Advisory Services
● Media and Education
● Digital Asset Mining

Our Business

Our initial plan to develop a blockchain business with a new domain called hotelsinvietnam.net has been discontinued. We intend to target and acquire or build a broad portfolio of Digital Assets within our four business verticals. The Company’s mission is to provide products and services related to Digital Assets. We intend to target and acquire or build a broad portfolio of Digital Assets by building an ecosystem within the Digital Asset industry. Our ecosystem will include four major verticals: investment management, digital asset advisory services, media & education, and digital asset mining. In the future, we also plan to establish auxiliary businesses such as OTC (over-the-counter) trading, exchanges.

1. Investment Management

One of our main lines of business will be investment management of blockchain-related assets. We are seeking to provide services to traditional investment management companies, with a focus on blockchain technology. Our thesis in this business will focus on new or traditional businesses that have already integrated or have reasonably viable plans to implement blockchain-technology into their business model.

This business vertical will be operated through our wholly-owned subsidiary, BCI Investment Management, LLC, (“BCIM”) a Delaware limited liability company. We expect to begin the process to register this entity with the Securities and Exchange Commission as a registered investment company under the Investment Company Act of 1940 by the end of the calendar year 2018, although we do not expect to complete the process by the end of calendar year 2018. The Company expects to seed the funds with its own capital and subsequently obtain outside investment capital from non-related third parties. We expect to generate revenues by charging a combination of management and performance fees. Our preference is to invest in businesses whereby blockchain is required to make the business practical. However, we will assess and potentially invest in opportunities where blockchain technology can enhance business operations, although it may not be necessary for the business to succeed. We are in the process of establishing the following three alternative investment vehicles in furtherance of the foregoing:

a. Blockchain Industries Global Opportunity Fund

This fund will seek to invest in exchange-traded tokens. This fund will employ two primary investment strategies (i) algorithmic/high-frequency trading (“HFT”); and (ii) small/mid-cap fundamental trading. The HFT component seeks to capture inefficiencies in market structure and provide liquidity to other market participants. The small/mid-cap fundamental strategy would seek to invest tokens that are outside of the top fifteen high market-capitalization tokens. We aim to invest in tokens that we believe are mispriced and overlooked after deep fundamental due diligence.

b. Blockchain Industries ICO Access Fund

This fund will seek to invest in early-stage Initial Coin Offerings (“ICO”), Security Token Offerings (“STO”) and private token sales. Utilizing our business network, we believe that we can differentiate against competitors to access deals that are unavailable to most investors and often at favorable terms. We will frequently seek to add value to the companies we invest in through providing them access to our ecosystem (exposure to media, technical advisory, capital raising strategy, treasury management, and various partnership opportunities). We expect significant overlap between our portfolio companies and our advisory clients.

c. Blockchain Industries Venture Fund

This fund will seek to invest in early-stage equity of blockchain and blockchain related companies. and will make equity investments in fiat-generating businesses in the blockchain space (e.g. exchanges, trading tool providers) and in companies developing blockchain-native technologies who may or may not have token offerings. We will take a similar value-add approach as we will in our Blockchain Industries ICO Access Fund and expect significant overlap between our portfolio companies and our advisory clients.

2.       Advisory Services

We believe that incorporating a blockchain into a traditional business model can add value not only from raising capital, but also transparency and efficiency. Our advisory service seeks to offer clients a complete solution including, but not limited to, architecting their token structure and issuance, crypto-economic design (assessing economic benefits of utilizing a blockchain-based token), technology/engineering, consulting, generating whitepapers, software development, marketing and eventually making capital introductions via the use of a broker-dealer, which we are actively seeking. In addition, we aim to use our reputation and media & education business to help our clients establish a meaningful understanding of blockchain technologies and services, establish partnerships and provide them with media exposure and informative literature. The Company is remunerated through a combination of upfront compensation (generally in U.S. Dollars), equity and/or tokens of the companies we advise. Lastly, we eventually intend to form or purchase a broker-dealer to help us maintain compliance and execute our business in the emerging token capital markets. We are currently actively seeking partnership and coverage from existing broker-dealers.

The Company continues to examine a wide array of potential companies that we believe will benefit from our consulting and other services related to their planned ICO or STO, and we will continue to contract with customers that we feel have a high-value utility in their underlying business model.

3.       Media and Education

Blockchain technology is fairly nascent and most educated investors are unaware of its broad use cases or how the technology works. Education is going to be a large part of the technology’s success and we believe there is a market to develop educational and other content for professionals, students, investors or other potential users of the technology.

We have developed a business to help promote the awareness, growth, and education of blockchain technology and Digital Assets. Our goals are (1) to invest in, partner with or acquire media streams, news outlets or other methods of content distribution focused on the marketing of blockchain technologies and Digital Asset economies and their impact on the future and (2) partner with educational institutions to help train the next generation of blockchain developers. We have begun executing our goal to hold conferences around the world with strategic partners that attract key sponsors and influential speakers from the blockchain industry, local governments and educators on an ongoing basis. In 2018 we held two conference, one in San Juan, Puerto Rico and the other in Tokyo, which focused on bringing together regulators, investors, technologists, media and other blockchain stakeholders to discuss the evolution of blockchain technology and its impact on industries such as government, finance, technology and more. The conference in San Juan Puerto Rico was held under the name “Blockchain Unbound”, for which we submitted an application in April 2018 to the U.S. Patent and Trademark Office (the “USPTO”) for trademark registration. Our application was received by and is currently pending before the USPTO. The application has been initially refused due to a prior filed application by another applicant seeking registration of the trademark “Unbound” to be used in manner that the examiner considers to be confusingly similar to ours. Pending the resolution of the prior filed application, we will determine whether to continue our pursuit of the trademark registration.

We promote our brand primarily through the use of our network, bringing on speakers that are influencers, which we feel will draw crowds. We do anticipate a small amount of advertising on social media or news websites. The Company was responsible for organizing media, security, entertainment, and booking guest speakers and travel for certain guests.

The Company expects to hold these conferences at least annually or hold smaller events throughout the coming years. Pricing for our conferences is typically at different levels and stages. For example, we hold early-bird pricing with discounts. We also offer different levels of pricing, which include negotiated hotel rate with the venue where we host the conference. Further, we also offer discount codes for certain participant groups, which are typically negotiated for larger or strategic groups.

4.       Digital Asset Mining

“Mining” for Digital Assets is the process by which a node on a blockchain network is rewarded with the coin or token from that blockchain for providing resources to the blockchain. For example, Bitcoin, a popular cryptocurrency, uses a proof-of-work method to add blocks to the blockchain. Specialized computers solve complex mathematical problems to validate transaction and post them to the blockchain. For successfully solving the problems, and providing power to the network, the computer is rewarded with coins or tokens inherent to that blockchain. There are other methods of validation and verification such as, proof-of-stake and proof-of-space, hybrid methods, among others. It is the intention of BCII to build a data center that houses the specialized computers or other resources on behalf of clients. We intend to rent space or resources (power, bandwidth, etc.) to client for a fee.

The Company intends to set up mining facilities with access to inexpensive energy and lease these facilities to experienced digital asset miners. The Company previously intended to enter into an agreement to purchase land and build a tier-2 data center in upstate New York. The Company entered into several agreements with independent contractors to assess the design, feasibility and profitability of this endeavor. The Company incurred costs for the project which was paid to services professionals for their work in connection therewith. As of April 30, 2018, the Company has withdrawn from that opportunity. The Company is now focused on a potential site in Virginia Beach, VA and expects to incur additional costs on the assessment of this opportunity. Our goal is to start by purchasing land in Virginia Beach, VA and build a data center and lease space or power to tenants. We are negotiating with a local economic development agency for the development of the site. As of October 2018, their request is to build a full data center. The Company is seeking additional capital to proceed with this potential investment.

5.       Future Plans

The following businesses are areas that the Company has invested time and capital but has not yet pursued to a point where they have been able to generate revenues or believe they will generate any significant revenues in the immediate future. The Company is actively seeking to build these business units or merge them with existing business units at the appropriate time. No guarantee can be made that we will continue to pursue these opportunities or that we will have the capital in order to do so in a timely manner or at all.

a. Merchant Banking

The Company has explored developing merchant banking operations to (1) help broker off-exchange transactions in Bitcoin, Ethereum and other Digital Assets, (2) perform Digital Asset custody service, (3) provide financing for ICO’s or STO’s, acquisitions or other services related to traditional merchant banking, but related to the Digital Asset industry. We believe there is great potential in this business as Digital Asset exchanges are fragmented and cannot provide enough liquidity, the buyers and sellers inherently do not trust each other, and many of the transactions are not up to standards in terms of regulatory requirements. The Company plans to leverage its reputationto offer a global, scalable solution to this market. Our solution is planned to consist of a client portal, streamlined KYC/AML procedure, coin verification, third-party escrow, and institutional-caliber service. Although this is a relatively new initiative for the Company, we believe that we would be well positioned to be a market leader as we have negotiating to engage one of the most experienced OTC agents in the industry and are building the platform to scale his expertise. We are planning to set up our operations in international jurisdictions and are aware that there will be regulatory agencies that will require applications for licensing which will increase the time and costs to complete. We currently do not have an estimated time that the Company feels it will complete this potential business, if ever. The success of this business will rely on maintaining experienced or training employees with necessary licenses in order to develop and maintain the operation of this business, which may be difficult or impossible to achieve. This business’ success will also rely on the Digital Asset market to at least maintain its market capitalization, as a decline in the value of these assets will inhibit our ability to find the necessary volume and prices for this business to be successful.

b. Digital Asset Exchange

The Company is currently in the initial stages of performing diligence to establish a Digital Asset exchange. We are partnering with high-frequency trading and technology specialists to develop a global exchange with the intention of uniting the fragmented liquidity pools on the hundreds of Digital Asset exchanges. We believe that this platform would be able to provide the robust infrastructure and market depth to support institutional investors. Therewill be regulatory agencies that will have oversight on this business, which will require us to apply and successfully receive, in order to operate legally in the jurisdictions where we plan to operate and where our clients are located. We will be required to adhere to strict standards of security and compliance, which will make this business costly and difficult to operate. The success of our Digital Asset Exchange will require partnerships with key vendors, experienced technical and financial expertise, regulatory and compliance in various jurisdictions, all of which will require significant capital, there can be no guarantee that we would be able to raise such capital on favorable terms or at all.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements for the years ended April 30, 2018 and 2017 have been prepared in accordance and in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding consolidated financial information.

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

Revenue Recognition

We recognize revenue when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services are rendered; (3) the price to the buyer is fixed or determinable; and (4) collectability is reasonably assured. During the year ended April 30, 2018, we had one contract with a customer to provide services. The Company used the OTC Market price of our customer because we felt the price was readily available and volume of the common stock, which we received as compensation, was fairly liquid to use the OTC Market price as an appropriate valuation. The Company may enter into additional agreements where we receive non-cash assets as compensation, which will require us to use estimates on the value of our services, which will be recorded as revenue. To the extent the Company receives compensation of illiquid non-cash assets, or any asset that may not have a readily determinable fair market value, we may require the use of certain Level 3 fair value estimated as defined by ASC 820.

Currently, the Company’s revenue is in the form of consulting services provided to customers, sponsorship fees for promotional material and events and event registration. Revenue is recognized pro rata on a monthly basis over the term of the contractual agreement for consulting services and on the day of the event for promotional material and events and event registration.

Stock-based Compensation

In accordance with ASC 718, Compensation – Stock Based Compensation, and ASC 505, Equity Based Payments to Non-Employees, the Company accounts for share-based payment using the fair value method. Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is readily determinable. The Company calculates the fair value of option grants utilizing the Black-Scholes pricing model and estimates the fair value of the stock based upon the estimated fair value of the common stock. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. The result of the estimates used in our valuation was approximately $3,222,436 million of stock-based compensation expense for the year ended April 30, 2018, comprised of $2,460,083 of expense related to independent contractors and $762,353 of expense related to options granted to independent contractors.

Investments in Digital Currencies

The Company uses fair value as its method of accounting for digital currencies (also referred to herein as digital assets) in accordance with the fair value election pursuant to FASB ASC 825, Financial Instruments (“ASC 825”). The Company considers its investments in digital currencies to be analogous to commodities as the Commodity Futures Trading Commission (“CFTC”) determined that Bitcoin and other digital currencies are commodities in September 2015. On March 6, 2018, a United States District Court of New York ruled that the CFTC has standing to exercise its enforcement power over fraud related to virtual currencies sold in interstate commerce. This ruling affirmed the CFTC’s position that digital currencies are subject to the anti-fraud and anti-manipulation enforcement authority, thereby asserting jurisdiction over futures, swaps, and other CFTC regulated derivatives that reference digital currencies. Consistent with the recent ruling, the Company classifies its investment in digital currencies as commodities and are held at fair value. Changes in net unrealized gains or losses for these digital currencies are included in realized and unrealized gains, net on the Consolidated Statement of Income.

Principle Market and Fair Value Determination

In determining which of the eligible digital currency exchanges is the Company’s principal market for the purpose of determining fair value of individual digital currencies, the Company considers only digital currency exchanges that have an online platform and publish transaction price and volume publicly. In determining which of the eligible digital currency exchanges is the appropriate principal market, the Company reviews these criteria in the following order, for each digital currency being fair valued:

First, the Company prepares a list of eligible digital currency exchanges and determines if any meet all of the following three criteria: (i) the digital currency exchange has a USD pairing to allow for USD liquidation to U.S. based customers, (ii) the Company has access to the exchange as a U.S. based customer and can legally open an account on the exchange platform, and (iii) the exchange complies with federal and state licensing requirements and practices regarding anti-money laundering procedures that are applicable to the Company.

From the list of eligible digital currency exchanges prepared in accordance with the eligibility criteria noted above, the Company selects the exchange with the highest trading volume and USD pairing for the trailing twelve months, taking into consideration intra-day pricing fluctuations and the degree of variances in price on the digital currency exchanges.

Second, if no digital currency exchange meets all of the above criteria, the Company will filter each exchange that has a USD pairing, regardless of whether it is accessible to U.S. based customers. From this list, the Company selects the exchange with the highest trading volume and USD pairing for the trailing twelve months, taking into consideration intra-day pricing fluctuations and the degree of variances in price.

Third, if there are no exchanges with USD pairing, the Company will assess exchanges for compliance with federal and state licensing requirements that are applicable to the Company. The Company also assesses each exchange’s practices regarding anti-money laundering procedures. The Company then identifies the pairing with the highest trading volume of the digital currency being fair valued to the digital currency with the highest market capitalization for the prior trailing twelve months, taking into consideration intra-day pricing fluctuations and the degree of variances in price on digital currency exchanges.

The Company determines its principal market annually for each digital currency held to determine if (i) there have been recent changes to each digital currency exchange’s transaction volume in the prior trailing twelve months, (ii) if any digital currency exchanges have fallen out of, or come into, compliance with applicable regulatory requirements, (iii) if there have been any digital currency exchanges that have added a USD pairing, (iv) if exchanges previously inaccessible to the Company are now accessible, or (v) if recent changes to each exchange price stability have occurred that would materially impact the selection of the principal market and necessitate a change in the Company’s determination of its principal market.

Investments in SAFTs and Pre-ICO Tokens

The Company enters into simple agreements for future tokens (“SAFT”) in which the Company invests in a company for a promise of access to future product of the company. Investments in SAFT agreements are carried at cost.

The Company had investments in the following companies as of April 30, 2018:

KinerjaPay ICO(KPAY)

On January 11, 2018, the Company entered into an advisory agreement to provide Initial Coin Offering (“ICO”) services to PT KinerjaPay Indonesia, an Indonesian company and a wholly-owned subsidiary of KinerjaPay Corp., a Delaware corporation (OTCQB: KPAY) (“KPAY”). As consideration for entering into the advisory agreement and providing services related to administering the KinerjaPay ICO and establishing a Digital Asset Exchange in Indonesia, we were paid $250,000 in cash, and received 1,000,000 restricted shares of KinerjaPay’s common stock, having a market value approximately $1,800,000 based upon the closing price of the KPAY shares on the OTCQB of $1.80 on January 11, 2018. In addition, we shall receive a 50% equity ownership in an Indonesian-based Digital Asset Exchange which has yet to be formed. Per the advisory agreement, the Company, in conjunction with Fintech Financial Consultants, Inc. (“FFCI”) shall provide to the Company the following Advisory Services (“Services”):

●
Consulting related to the launch of the ICO and the establishment of a market on the Exchange for which to trade and transfer digital tokens;
●
Introductions to third parties with marketing and advisory experience potentially relevant to the ICO; and
●
Creation of the Exchange and a full complement of related pre-sale support, functionality and acquisitions concerning digital tokens.

As part of the Services, the Company and FFCI will formulate, develop, structure, establish, administer and operate the Exchange. Such Services may include but shall not be limited to consulting and advisory services regarding trading, price discovery and settlement/clearing, as well as, due diligence, escrow, underwriting and providing communication platforms to enable the adoption of new products and technologies and to attract investors. The Company was previously working through its Japanese partner to assist KPAY with its coin offering.  A visit was made to Indonesia to collect additional data and develop strategy, however due to a sharp reduction in demand for digital assets, the advisory work is still underway and will resume at the appropriate time in the future.  There are no disagreements between KPAY and Blockchain Industries and we anticipate being able to assist them in the future with the their contemplated ICO.

The equity interests of the Exchange Entity shall be beneficially owned one-half (50%) by KPAY and one-half (50%) by the Company. The Company and FFCI having made other arrangements between themselves, and FFCI acknowledges and agrees that FFCI shall have no equity interest in the Exchange Entity.

The Exchange Entity shall initially be funded pursuant to a contribution by KPAY of Two Hundred Fifty Thousand U.S. Dollars ($250,000 USD) from the proceeds generated by the ICO (the “Startup Contribution”). KPAY and the Company shall contribute such additional capital to the Exchange Entity as mutually agreed upon to be necessary and appropriate for the operation of the Exchange and in proportion to their respective ownership interests in the Exchange Entity. If the Company and/or FFCI advance funds to the Exchange Entity prior to KPAY’s funding of the Startup Contribution, the Company and/or FFCI, as the case may be, shall be entitled to prompt reimbursement for the entire amount of such funds so advanced.

Chimes ICO

On December 19, 2017 and February 5, 2018, the Company entered into two agreements with Chimes Broadcasting, Inc. (“Chimes”) to purchase 500,000 equity tokens for $400,000 (the “Chimes Equity Tokens”). As of the year ended April 30, 2018, the Company has disbursed $400,000 to Chimes in exchange for 500,000 Chimes Equity Tokens, to be issued at a later date, representing less than 1% (0.5%) ownership in Chimes. There are 100,000,000 authorized Chimes Equity Tokens, which share the same economic benefits to common shareholders of Chimes, however, the Chimes Equity Tokens are non-voting shares.

In addition, the Company entered into two Simple Agreements for Future Tokens (“SAFTs”) with Chimes Broadcasting, Inc. which grants us the option to purchase future utility tokens for use on the Chimes network platform. To date, the Company has disbursed $100,000 to Chimes for an amount of CHIME tokens yet to be determined. The Company has not been issued or received any CHIME tokens to date.

AutoLotto

On January 17, 2018, the Company entered into a Promissory Note Agreement (“AutoLotto Agreement”) with AutoLotto, Inc., a Delaware corporation. Under the terms of the AutoLotto Agreement, the Company will pay to AutoLotto $1.5 million (the Principal”) in exchange for a promissory note that will accrue interest at one percent per annum (the “Interest”). All unpaid Principal and Interest are due and payable to the Company at the earlier of (i) the closing of AutoLotto’s initial coin offering of at least $20,000,000 or (ii) AutoLotto’s issuance of equity securities (excluding any conversion or issuance of any note or other convertible security) of at least $20,000,000. In the event AutoLotto does not raise $20,000,000 through an initial coin offering or issuance of equity noted above, any unpaid Principal and Interest will convert to equity at a rate of $250,000,000 divided by the number of common shares outstanding immediately prior to January 17, 2020. As part of the AutoLotto Agreement, the Company also received an option to purchase tokens of the AutoLotto initial coin offering (the “Option”) equal to two times the outstanding unpaid Principal and Interest under the AutoLotto Agreement. The exercise price of the Option will be an undisclosed private pre-sale price, and the Option is exercisable within ten days of AutoLotto providing notice to the Company of its initial coin offering. The Option expires on January 16, 2020.

Academy

On January 30, 2018, the Company invested $250,000 into Academy Token, a utility token that will be used as a means of paying for immersive training programs, educational offerings, and to access online content related to blockchain technology. Academy intends to address the shortfall in the supply of blockchain developers due to the increasing demand of blockchain technology.

Coral Health

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

Basecoin & Origin Protocol

On February 13, 2018 and February 20, 2018, the Company entered into two separate subscription agreements with KR CRYPTO SPE, LLC, a special-purpose entity, for the purpose of acquiring tokens of Basecoin and Origin Protocol, respectively. The Company invested $100,000 and $50,000 into the subscription agreements for Basecoin and Origin Protocol, respectively. Basecoin’s token will be utilized as a form of controlling the supply and demand of fiat-based currencies to expand or contract the money-supply, similar to how current central banks attempt to maintain a normalized supply and demand of their respective fiat currencies. The Origin Protocol utilizes the Ethereum blockchain, allowing developers to build decentralized marketplaces to facilitate the shared economy, such as home rentals, ride share and bike share, without intermediary companies such as Airbnb and Uber.

BlockEx

On February 16, 2018, we entered into a Private Token Purchase Commitment Form (“BlockEx Agreement”) with BlockEx Limited (“BlockEx”) a privately held limited liability company incorporated under the laws of Gibraltar. Under the terms of the BlockEx Agreement, the Company agreed to purchase up to 5,714,285.71 Digital Asset Exchange Tokens (“DAXT”) from the Company for 2,000,000 Euros, or at the time of the purchase, approximately $2,481,600 USD. As of the date of this Report, the Company has purchased tokens amounting to approximately 1,428,571 tokens for a purchase price of 395,069.53 Euros, approximately $500,000 USD. The tokens were issued to the Company in June 2018. The Company filled the 2,000,000 Euro obligation for the BlockEx Agreement by pooling with other investors for the remaining 1,604,930 Euros. The remaining 4,285,714.71 DAXT will be issued to the investor pool.

This investment provides the Company with exposure to a digital asset exchange platform. The BlockEx platform provides an institutional exchange, white-labeled brokerage software, and the ability to launch ICO’s. DAXT is BlockEx’s ICO. It is a utility token. Only holders of DAXT will be able to access the pre-sale feature of ICOs in BlockEx Markets. DAXT must be burnt each time a customer uses it to purchase ICOs on a pre-sale basis.

Wireline

On February 6, 2018, the Company invested $20,000 into Wireline tokens (“WRL”). These tokens are offered by Wireline Developer Fund, Inc., a Cayman Islands company established to launch a network platform that enables developers to create applications and services that dynamically discover, interact, and trade with each other using smart contracts. Wireline is the decentralized network and registry for serverless cloud computing. Services running on Wireline benefit from the scaling and high-availability guarantees of internet-scale serverless architecture; the blockchain-backed registry provides a decentralized mechanism for service discovery and coordination.

VideoCoin

On January 23, 2018, the Company invested $50,000 into VideoCoin tokens. These tokens are offered by VideoCoin Development Association, LTD which develops and operates VideoCoin Network, a decentralized platform for video encoding, video storage, and video distribution. The company's platform turns cloud-based video services into an algorithmic market running on a blockchain with a VideoCoin token. The platform also captures unused computing capacity while providing tokenized rewards for users that participate in decentralizing video content processing through the network. The company is based in Los Angeles, California.

LegatumX

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
(1) The value of our Common Stock for this agreement was valued at $10 per share.

The Company may earn an additional (i) 5%, for a total of 35%, of LegatumX’s common stock if LegatumX realizes $2.3 million in gross proceeds from the sale of the 100,000 shares of our common stock within the 12-month period following the effective date of the Company’s filing of a Form 10 with the SEC (the “Form 10”), or (ii) an additional 10%, for a total of 40%, of LegatumX’s common stock if LegatumX realizes $10.1 million in gross proceeds from the sale of the 100,000 shares of our common stock within the 12-month period following the effective date of the Form 10. As of April 30, 2018, the Company paid $100,000 to LegatumX in exchange for 20% ownership in LegatumX. As of the date of this Report, the Company has paid an additional $20,000 (for a total of $120,000) and issued 100,000 shares of our common stock to LegatumX for a total of 25.5% ownership in LegatumX.

Fair Value Measurement

The Company applies ASC 820, Fair Value Measurement (‘‘ASC 820’’), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The valuation hierarchy is composed of three levels. The classification within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The levels within the valuation hierarchy are described below:

Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these instruments.

The Company had no Level 3 financial assets or liabilities as of April 30, 2018 and 2017.

The Company uses Level 1 of the fair value hierarchy to measure the fair value of investments in common equity securities. The Company uses Level 2 of the fair value hierarchy to measure the fair value of investments in digital currencies. The Company revalues such assets at every reporting period and recognizes gains or losses as revenue and cost of revenue respectively in the consolidated statements of operations that are attributable to the change in the fair value of the digital currencies. Refer to the table below for a breakout of the Company’s investments in digital currencies and traditional securities as of April 30, 2018:

		Fair Value Measurement Using
	Carrying value	Level 1	Level 2	Level 3	Total
April 30, 2018
Assets
Investments in digital currencies	$1,166,477	$-	$1,166,477	$-	$1,166,477
BNB	213	-	213	-	213
BTC	753,371	-	753,371	-	753,371
BTCP	19,992	-	19,992	-	19,992
EOS	108,292	-	108,292	-	108,292
ETH	149,190	-	149,190	-	149,190
NEO	57,713	-	57,713	-	57,713
OMG	22,018	-	22,018	-	22,018
QSP	14,968	-	14,968	-	14,968
QTUM	8,782	-	8,782	-	8,782
REP	31,938	-	31,938	-	31,938
Investments in securities	780,000	780,000	-	-	780,000
KinerjaPay	780,000	780,000	-	-	780,000
	$1,946,477	$780,000	$1,166,477	$-	$1,946,477

There were no financial securities or investments in digital assets as of April 30, 2017.

The KinerjaPay Common Stock was received as compensation and, as such, the Company did not use cash to acquire the securities.

Deferred Revenue

The Company has deferred revenue from its first consulting contract for the KPAY agreement. The Company determined that its obligations would be met evenly over the course of the contract and, as such, will record revenue evenly over the course of the agreement. Estimated used in the determination of value and duration may change on a per-contract basis and, in addition, the Company could change the original estimates used for a specific contract depending on changes over the course of contracts with customers. For example, the KPAY agreement is currently being recorded evenly over one year, however, the Company may determine the obligations to have all been met early and may decide to record the remaining, unearned revenue immediately.

Going Concern

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

Cost of Goods Sold

The cost of goods sold is the direct costs attributable to the production of goods sold. Cost of goods sold primarily consisted of catering and jobs supplies relating to the events portion of the Company’s business.

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

Property and equipment

Property and equipment are stated at cost or fair value if acquired as part of a business combination. Depreciation is computed by the straight-line method and is charged to operations over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred. The carrying amount and accumulated depreciation of assets sold or retired are removed from the accounts in the year of disposal and any resulting gain or loss is included in results of operations. The Company currently is in the process of building a mining facility for Digital Assets. All cost associated with that project, including the architectural, designs, and planning cost are being capitalized until the completion of the project. Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives. Useful lives are 10 years for software and 10 years for buildings.

Basic and Diluted Net Loss Per Share

Net earnings or loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share for the period presented. Basic earnings, net loss per share is based upon the weighted average number of common shares outstanding. Fully diluted earnings per share is based on the assumption includes dilutive equivalents such as warrants, stock options, and convertible preferred stock.

Recently Adopted Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2017-01, Business Combinations: Clarifying the Definition of a Business, which amends the current definition of a business. Under ASU 2017-01, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contributes to the ability to create outputs. ASU 2017-01 further states that when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. The new guidance also narrows the definition of the term “outputs” to be consistent with how it is described in Topic 606, Revenue from Contracts with Customers. The changes to the definition of a business will likely result in more acquisitions being accounted for as asset acquisitions. The guidance is effective for the annual period beginning after December 15, 2017, with early adoption permitted. The Company has elected to early adopt ASU 2017-01 and to apply it to any transaction, which occurred prior to the issuance date that has not been reported in financial statements that have been issued or made available for issuance.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” Topic 606. This Update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards. The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to illustrate the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also includes a cohesive set of disclosure requirements that will provide users of financial statements with comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a reporting organization’s contracts with customers. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers,” Topic 606: “Identifying Performance Obligations and Licensing”. This Update clarifies guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. The Update includes targeted improvements based on input the Board received from the Transition Resource Group for Revenue Recognition and other stakeholders. The update seeks to proactively address areas in which diversity in practice potentially could arise, as well as to reduce the cost and complexity of applying certain aspects of the guidance both at implementation and on an ongoing basis. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers,” Topic 606: “Narrow-Scope Improvements and Practical Expedients”. The amendments in this Update address narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. Additionally, the amendments in this Update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. This ASU is the final version of Proposed Accounting Standards Update 2015-320, “Revenue from Contracts with Customers,” (Topic 606): “Narrow-Scope Improvements and Practical Expedients,” which has been deleted. In December 2016, the FASB issued ASU No. 2016-20, “Revenue from Contracts with Customers,” Topic 606: “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”. The amendments in this Update address narrow-scope improvements to the guidance on loan guarantee fees, contract cost-impairment testing, contract costs-interaction of impairment testing with guidance in other topics, provision for losses on construction-type and production-type contracts, scope of topic 606 to exclude all contracts that are within the scope of Topic 944, disclosure of remaining performance obligations, disclosure of prior-period performance obligations, contract modifications, contract asset versus receivable, refund liability, advertising costs, fixed-odds wagering contracts in the casino industry and cost capitalization for advisors to private funds and public funds. The Board decided to issue a separate Update for technical corrections and improvements to Topic 606 and other Topics amended by Update 2014-09 to increase stakeholders’ awareness of the proposals and to expedite improvements to Update 2014-09. This ASU is effective for fiscal years, and interim periods within those years beginning after December 15, 2017 for public companies and 2018 for non-public entities. We adopted the new standard effective May 1, 2018, using the modified retrospective transition method.

We developed an implementation plan to adopt this new guidance, which included an assessment of the impact of the new guidance on our financial position and results of operations. We have substantially completed our assessment and have determined that this standard will not have a material impact on our financial position or results of operations, except enhanced disclosure regarding revenue recognition, including disclosures of revenue streams, performance obligations, variable consideration and the related judgments and estimates necessary to apply the new standard. On May 1, 2018, we adopted the new accounting standard ASC 606, Revenue from Contracts with Customers and for all open contracts and related amendments as of May 1, 2018 using the modified retrospective method. Results for reporting periods beginning after May 1, 2018 will be presented under ASC 606, while the comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods.

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted the provisions of this ASU effective May 1, 2017. The adoption of this update did not have an impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting (ASU 2016-07). ASU 2016-07 eliminates the requirement that when an investment, initially accounted for under a method other than the equity method of accounting, subsequently qualifies for use of the equity method, an investor must retrospectively apply the equity method in prior periods in which it held the investment. This requires an investor to determine the fair value of the investee’s underlying assets and liabilities retrospectively at each investment date and revise all prior periods as if the equity method had always been applied. The new guidance requires the investor to apply the equity method prospectively from the date the investment qualifies for the equity method. The investor will add the carrying value of the existing investment to the cost of the additional investment to determine the initial cost basis of the equity method investment. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and early adoption is permitted. The Company adopted ASU 2016-07 in the first quarter of fiscal 2018. The adoption of ASU 2016-07 in the first quarter of fiscal 2018 did not impact the Company's financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which is effective for annual reporting periods beginning after December 15, 2018. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. The Company is currently evaluating the effects of ASU 2016-02 on its audited consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 eliminates the diversity in practice related to the classification of certain cash receipts and payments for debt prepayment or extinguishment costs, the maturing of a zero-coupon bond, the settlement of contingent liabilities arising from a business combination, proceeds from insurance settlements, distributions from certain equity method investees and beneficial interests obtained in a financial asset securitization. ASU 2016-15 designates the appropriate cash flow classification, including requirements to allocate certain components of these cash receipts and payments among operating, investing and financing activities. The guidance is effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the effects of ASU 2016-15 on its audited consolidated financial statements.

In May 2017, the FASB issued ASU No 2017-09 Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 provides clarity and reduces both (i) diversity in practice and (ii) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. An entity should account for the effects of a modification unless all three of the following are met: (1) The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. (2) The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. (3) The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. Note that the current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in ASU 2017-09. This guidance is effective for annual reporting periods beginning after December 15, 2018, including interim periods within the reporting period. We are currently evaluating the effect of the adoption of this guidance on our condensed consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently assessing the potential impact of adopting ASU 2017-11 on its audited consolidated financial statements and related disclosures.

Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

NOTE 3. RESTATEMENT OF FINANCIAL STATEMENTS

On January 16, 2018, the Company executed a 2-for-1 forward stock split. Accordingly, all references to the numbers of common shares and per share data in the accompanying financial statements have been adjusted to reflect these splits, on a retroactive basis, unless indicated otherwise. Upon further review it was determined the Company’s shareholders’ equity (deficit) had not been adjusted for the above mentioned forward split. The balance at April 30, 2017 of common stock and additional paid-in capital was originally reported at $20,368 and $6,179,489, respectively and revised as $40,737 and $6,159,120, respectively. In addition, the number of common shares issued and outstanding as of April 30, 2017 was originally reported as 737,406 and revised as 40,737,406.

The following table summarizes the effects of the revisions on the financial statements for the period reported.

	Previously Reported	Adjustments	As revised
Consolidated Statement of Shareholders' Equity (Deficit) as of April 30, 2017
Common stock - shares	737,406	40,000,000	40,737,406
Common stock - amount	$ 20,368	$ 20,369	$ 40,737
Additional paid-in capital	$ 6,179,489	$ (20,369)	$ 6,159,120

NOTE 4. INVESTMENT IN LEGATUMX

On February 19, 2018, the Company entered into a Stock Purchase Agreement (“LegatumX Agreement”) with LegatumX, Inc. (“LegatumX”). This investment will the Company with a market share into the legal industry for the storage, authentication and validation of legal documents such as wills, trusts, deeds, mortgages, and more. Under the terms of the LegatumX Agreement, the Company will initially receive 30% of LegatumX’s common stock calculated on a fully diluted basis for a purchase price of $1,300,000.

The Company may earn an additional (i) 5%, for a total of 35%, of LegatumX’s common stock if LegatumX realizes $2.3 million in gross proceeds from the sale of the 100,000 shares of our common stock within the 12-month period following the effective date of the Company’s filing of a Form 10 with the SEC (the “Form 10”), or (ii) an additional 10%, for a total of 40%, of LegatumX’s common stock if LegatumX realizes $10.1 million in gross proceeds from the sale of the 100,000 shares of our common stock within the 12-month period following the effective date of the Form 10. As of April 30, 2018, the Company paid $100,000 to LegatumX in exchange for 20% ownership in LegatumX. As of the date of this Report, the Company has paid an additional $20,000 (for a total of $120,000) and issued 100,000 to LegatumX for a total of 25.5% ownership in LegatumX.

NOTE 5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	April 30,
	2018	2017
Buildings	$105,195	$-
Software	7,528	-
Total	112,723	-
Less: Accumulated depreciation	(584)	-
Property and equipment, net	$112,139	$-

Depreciation expense was $584 and $0 for the years ended April 30, 2018, and 2017, respectively.

NOTE 6. NOTE RECEIVABLE

On January 17, 2018, the Company entered into a Promissory Note Agreement (“AutoLotto Agreement”) with AutoLotto, Inc., a Delaware corporation. Under the terms of the AutoLotto Agreement, the Company will pay to AutoLotto $1.5 million (the “Principal”) in exchange for a promissory note that will accrue interest at one percent per annum (the “Interest”). All unpaid Principal and Interest are due and payable to the Company at the earlier of (i) the closing of AutoLotto’s initial coin offering of at least $20,000,000 or (ii) AutoLotto’s issuance of equity securities (excluding any conversion or issuance of any note or other convertible security) of at least $20,000,000. In the event AutoLotto does not raise $20,000,000 through an initial coin offering or issuance of equity noted above, any unpaid Principal and Interest will convert to equity at a rate of $250,000,000 divided by the number of common shares outstanding immediately prior to January 17, 2020. As part of the AutoLotto Agreement, the Company also received an option to purchase tokens of the AutoLotto initial coin offering (the “Option”) equal to two times the outstanding unpaid Principal and Interest under the AutoLotto Agreement. The exercise price of the Option will be an undisclosed private pre-sale price, and the Option is exercisable within ten days of AutoLotto providing notice to the Company of its initial coin offering. The Option expires on January 16, 2020. During the year the Company funded $500,000 to AutoLotto in conjunction with the AutoLotto Agreement. The Note Receivable balance for the years ended April 30, 2018 and 2017 was $500,000 and $0, respectively.

NOTE 7. LIABILITIES DISCHARGED IN RECEIVERSHIP

The Company was dormant from October 2008 through May 15, 2016, until it was placed under the control of a Receiver in Nevada’s Eighth Judicial District pursuant to Case #A14-715484-P (“the Case”). On June 13, 2017, pursuant to an order by the judge presiding over the Case, the Company emerged from receivership and liabilities including accounts payable, accrued expenses, amounts due to related parties, notes payable, and convertible notes amounting to $5,049,131 that had been outstanding since 2009, were officially discharged. As a result, the Company recorded other income, “debt forgiveness” on its income statement for the period ended July 31, 2017. The amount of debt discharged represented substantially all of the Company’s liabilities outstanding as of April 30, 2018.

NOTE 8. NOTE PAYABLE

Note payable consisted of the following:

	April 30, 2018	April 30, 2017
Note Payable	$-	$501,112
Total	$-	$501,112

The interest expense associated with the note payable was $0 and $5,913 for the years ended April 30, 2018 and 2017, respectively.

NOTE 9. DEFERRED REVENUE

As of April 30, 2018, deferred revenue amounted to $1,427,285 compared to $0 as of April 30, 2017. The deferred revenue was concentrated in one customer with whom the Company had signed a one-year consulting agreement on January 11, 2018 (the “Consulting Agreement”). Under the terms of the Consulting Agreement with the customer, the value of the contract was comprised of $250,000 in cash and 1,000,000 shares of stock valued at $1.80 per share, or $1,800,000, and was paid in full to the Company prior to the commencement of services. The total value of the contract was $2,050,000. The Company or customer may cancel the Consulting Agreement at any time for any reason whatsoever without an obligation to return any of the consideration received. In the event of such termination, the Company would immediately record the entire deferred liability balance as service revenue.

There were no deferred revenue balances as of April 30, 2017.

NOTE 10. DUE TO RELATED PARTIES

In March 2018 and October 2018, Robert Kalkstein, our Principal Financial Officer, loaned to the Company approximately $180,000 and $100,000, respectively, on a credit card for hotel bills related to the Blockchain Unbound events. The short-term loans were repaid within 1-2 days and did not bear any interest.

As of April 30, 2018, the balance due to related parties was $0. As of April 30, 2017, the balance due to related parties was $3,981,423. This amount was written off as part of the discharge in receivership described in Note 7. Liabilities Discharged in Receivership.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Occasionally, the Company may be involved in claims and legal proceedings arising from the ordinary course of its business. The Company records a provision for a liability when it believes that is both probable that a liability has been incurred, and the amount can be reasonably estimated. If these estimates and assumptions change or prove to be incorrect, it could have a material impact on the Company’s consolidated financial statements. Contingencies are inherently unpredictable, and the assessments of the value can involve a series of complex judgments about future events and can rely heavily on estimates and assumptions.

NOTE 12. STOCKHOLDERS’ EQUITY (DEFICIT)

The Company has 400,000,000 shares of Common Stock authorized with a par value of $0.001 per share. As of April 30, 2018, and 2017, there were 39,548,579 and 40,737,406 shares of Common Stock outstanding, respectively.

The Company has 5,000,000 shares of Series A Preferred Stock (the “preferred shares”) authorized, with a par value of $0.001 per share. The preferred shares shall have no voting rights unless and until such shares are converted into shares of common stock of the Company. Each preferred share is convertible to 40 shares of Common Stock, which is adjusted for the 2-for-1 forward stock split effective January 16, 2018. As of April 30, 2018 and 2017, there were 278,422 and 0 preferred shares outstanding, respectively.

Per ASC 230-10-50-3, the Company executed a non-cash financing activity by entering into an agreement with certain shareholders to convert their 12,944,660 shares of Common Stock into 323,617 preferred shares. On March 8, 2018, one shareholder converted 45,195 preferred shares into 1,807,800 shares of Common Stock. As of April 30, 2018, the following dilutive securities calculated using the treasury method were considered equivalents for the purposes of calculating earnings per share:

Preferred shares convertible to Common Stock	11,136,860
Warrants	7,637,500
Stock options	234,247

                2,000,000 warrants are not yet vested and will vest on January 1, 2019.  As such, the 2,000,000 warrants are not considered when calculating dilutive shares for the period.

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

Share-based payment arrangements were made to compensate independent contractors to perform services as a way to conserve cash as we develop our business. Share-based payments were made in negotiations with each independent contractor and may be in the form of an option to purchase shares of our common stock or restricted shares of our common stock. The following are fair- values at specific dates:

Value Date	Fair Value ($ per share)
December 1, 2017	$0.063
January 1, 2018	$0.117
February 1, 2018	$1.25
March 1, 2018	$1.25
April 1, 2018	$1.25

ASC 505-50 requires all nonemployee transactions, in which goods or services are the consideration received in exchange for equity instruments, to be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company believes these values represent an accurate representation of our fair market value at the specific dates. According to these results above, the Company determined that it did not issue any options below the fair value market price. The Company will keep this valuation in the event the IRS investigates our claims that our OTC-traded price is not a fair representation of our market value on those dates. If the IRS concludes that the OTC-traded price should be used to determine our valuation, there may be penalties to the grantees or to the Company under Section 409A of the Internal Revenue Code.

If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant. The ranges of assumptions for inputs are as follows:

●
Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and represents the period of time the options are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior.
●
Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.
●
Expected annual rate of quarterly dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.
●
Risk-free rate(s). The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a share option and similar instrument that the counterparty has the right to exercise expires unexercised.

During the year ended April 30, 2018, the Company issued 653,333 restricted shares of Common Stock (“RSA”) to independent contractors for professional services. The Company issued the shares of restricted Common Stock for services as outlined in the table below:

Value Date	Value ($ per share)
December 1, 2017	$0.063
January 1, 2018	$0.117
February 1, 2018	$1.25
March 1, 2018	$1.25

Preferred Stock Convertible to Common Stock

During the year ended April 30, 2018, the Company converted 45,195 preferred shares into 1,807,800 shares of Common Stock. The Company designated 500,000 shares as preferred shares. The Company had agreed to convert certain investor shares of Common Stock into the preferred shares, which are convertible into shares of Common Stock at a rate of one preferred share into forty shares of Common Stock. At April 30, 2018, the Company had 278,422 preferred shares issued and outstanding. The Company is obligated is issue shares of Common Stock to the holders of the preferred shares at the holder’s discretion once the holder submits a notice of conversion to the Company. The Company shall issue the required number of shares of Common Stock at a rate of 40 shares of Common Stock to 1 share of the preferred shares. In addition, the Holders shall have no voting rights unless and until such shares are converted into shares of common stock and must provide written notice to the authorized representative of the Company in order to convert their shares. In no event may the holder convert any preferred shares into Common Stock if, as a result of such conversion, the Holder will own of record and/or beneficially in excess of 4.99% of the outstanding shares of Common Stock.

On February 12, 2018, the Company filed a Certificate of Designation with the State of Nevada effective as of November 11, 2017 for a newly authorized Series A Convertible Preferred Stock. A total of 500,000 shares of Series A Convertible Preferred Stock have been authorized of which 278,422 shares were issued and outstanding, as follows:

Issuee Name	Series A Convertible Preferred Shares
JOJ Holdings, LLC (1)	90,922
JFS Investments, Inc. (2)	187,500
Total	278,422

(1) Mr. Justin Schreiber is the control person of JOJ Holdings, LLC.
(2) Mr. Joe Salvani is the control person of JFS Investments, Inc.

On March 8, 2018, JOJ Holdings, LLC converted 45,195 Series A Preferred Shares into 1,807,800 shares of Common Stock.

Stock Purchase Warrants

The stock purchase warrants have been accounted for as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments indexed to, and potentially settled in, a company’s own stock, distinguishing liabilities from equity.

The Company had a total of 9,637,500 warrants outstanding as of April 30, 2018 as outlined in the table below:

	Quantity Issued	Strike Price	Average Remaining Contractual Life (years)	Amount Exercised
Founders	2,500,000	$2.50	4.39	$–
Founders	2,000,000	$0.25	2.39	$–
Private Placement	5,137,500	$0.25	2.48	$–
Total	9,637,500			$–
Weighted-average exercise price		$0.83

The $0.83 per share is the weighted-average exercise price of all warrants that have been issued, which are convertible into one share of our Common Stock. 2,000,000 warrants are not yet vested and will vest on January 1, 2019. As such the 2,000,000 warrants are not considered when calculating dilutive shares for the period.

NOTE 13. COST OF GOODS SOLD

The cost of goods sold is the direct costs attributable to the production of goods sold. Cost of goods sold primarily consisted of catering and jobs supplies relating to the events portion of the Company’s business. Cost of goods sold for the years ended April 30, 2018 and 2017 were $328,785 and $0, respectively.

NOTE 14. INCOME TAXES

As of April 30, 2018, the Company has a federal net operating loss carry forwards of  approximately $12,140,000 that can be utilized to reduce future taxable income. The net operating loss carry forward will expire through 2024 if not utilized. Utilization of the net operating loss and tax credit carry forward may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating loss and tax credit carry forwards before utilization. The Company has provided a full valuation allowance on the deferred tax asset because of uncertainty regarding realizability.

NOTE 15. SUBSEQUENT EVENTS

On July 2, 2018, the Company entered into a service agreement with BlakFX to provide consulting services such as building BlakFX’s tokenization model, an ICO Whitepaper, legal and KYC/AML, and technology review or design. The Company will receive $150,000 over six months for the services, plus 0.60% of the total amount of U.S. Dollar raised in BlakCoin, their token. The $150,000 in U.S. Dothat the Company will receive is contingent upon BlakFX raising at least $5,000,000 from any funding source. The Company has begun working on the BlakFX whitepaper.

On August 14, 2018, the Company entered into a Promissory Note for the principal amount of $250,000 and a flat rate of $25,000. The Promissory Note is due and payable on September 14, 2018. In conjunction, with the Promissory Note, the Company issued to the holder of the Promissory Note right to purchase 500,000 shares of the Company’s common stock at a per share purchase price of $1.25.

On September 5, 2018, the Company entered into a Promissory Note for the principal amount of $100,000 and interest on the principle at the rate of 10%. The Promissory Note is due and payable on September 18, 2018. In conjunction, with the Promissory Note, the Company issued to the holder of the Promissory Note right to purchase 50,000 shares of the Company’s common stock at a per share purchase price of $1.25.

On October 9, 2018, the Company entered into a subscription purchase agreement with an accredited investor for $762,606 to purchase 435,775 shares of our common stock at a price of $1.75 per share. The subscription was paid for in Ether and Bitcoin and translated into U.S. Dollars at  the then current market values of Ether and Bitcoin to arrive at the U.S. Dollar value of $762,606.