Form 10-Q/A
period 2018-01-31
Blockchain Industries, Inc.
filed 2018-11-02
CIK 1084370

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

As of November 2, 2018 there were 42,005,188 shares of Common Stock, par value $0.001 issued and outstanding.

BLOCKCHAIN INDUSTRIES, INC.
TABLE OF CONTENTS
FORM 10-Q

		Page
Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements	4

Part II – OTHER INFORMATION

Item 6.	Exhibits	5

EXPLANATORY NOTE

Blockchain Industries, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2018 (the “Original Form 10-Q”), with the U.S. Securities and Exchange Commission (the “SEC”) on March 19, 2018. The Company then filed Amendment No. 1 to the Original Form 10-Q on June 22, 2018. The Company is filing this Amendment No. 2 to Amendment No. 1 of the Form 10-Q (“Amendment No.2”) solely for the limited purpose of addressing a comment letter from the Securities and Exchange Commission to the Company on July 23, 2018 by amending the number of shares of common stock issued and outstanding at April 31, 2017, the balance of common stock and additional paid-in capital at January 31, 2018 and April 31, 2017, clarification of a prior stock-based compensation expense and amending certifications of the Chief Executive Officer and Principal Financial Officer to Exchange Act Rule 13a-14(a).
Except as expressly set forth above, this Amendment No. 2 does not, and does not purport to, amend, update, change or restate the information in any other item of the Original Form 10-Q or reflect any events that have occurred after the date of the Original Form 10-Q.
This Amendment No.2 should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2018 filed with the SEC on October 29, 2018 (the “2018 Annual Report”). The Company does not believe there to be any material quantitative changes required to this Amendment No.2, however, the Company’s Annual Report provides a more complete clarification of all quantitative and qualitative information set forth by the Company for the 2018 fiscal year.

Notes to Unaudited Financial Statements
For the Three and Nine Month Interim Periods Ended January 31, 2018
(Unaudited)

NOTE 10. RESTATEMENT OF FINANCIAL STATEMENTS

On January 16, 2018, the Company executed a 2-for-1 forward stock split. Accordingly, all references to the numbers of common shares and per share data in the accompanying financial statements have been adjusted to reflect these splits, on a retroactive basis, unless indicated otherwise. Upon further review it was determined that certain components of the Company’s shareholders’ equity (deficit) had not been adjusted for the above mentioned forward split.

The balance at January 31, 2018 of common stock and additional paid-in capital was originally reported at $17,769 and $10,611,198, respectively and revised as $36,159 and $10,592,808, respectively. The balance at April 30, 2017 of common stock and additional paid-in capital was originally reported at $20,368 and $6,179,489, respectively and revised as $40,737 and $6,159,120, respectively. In addition, the number of common shares issued and outstanding as of April 30, 2017 was originally reported as 737,406 and revised as 40,737,406.

The following tables summarize the effects of the revisions on the financial statements for the periods reported.

	Previously Reported	Adjustments	As revised
Consolidated Statement of Shareholders' Equity (Deficit) as of January 31, 2018
Common stock - amount	$17,769	$18,390	$36,159
Additional paid-in capital	$10,611,198	$(18,390)	$10,592,808

	Previously Reported	Adjustments	As revised
Consolidated Statement of Shareholders' Equity (Deficit) as of April 30, 2017
Common stock - shares	737,406	40,000,000	40,737,406
Common stock - amount	$20,368	$20,369	$40,737
Additional paid-in capital	$6,179,489	$(20,369)	$6,159,120

In addition, the Company previously disclosed on page 22 of amendment No. 1 to Form 10-Q for the fiscal quarter ended January 31, 2018 $18.8 million of non-cash stock-based compensation expense. The Company had corrected the stock-based compensation expense and recorded the amount as $166,603 in the statement of operations and statement of cash flows in Amendment No. 1, however inadvertently did not change the disclosure on page 22 from the original filing of the Form 10-Q for the fiscal quarter ended January 31, 2018.

Item 6 Exhibits

EXHIBIT
NUMBER	DESCRIPTION
31.1	Certification of the Chief Executive Officer to Exchange Act Rule 13a-14(a)
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLOCKCHAIN INDUSTRIES, INC.

Date: November 2, 2018	By:	/s/ Patrick Moynihan
Patrick Moynihan Chairman, Chief Executive Officer

6