Form 10-Q/A
period 2018-01-31
Blockchain Industries, Inc.
filed 2019-06-24
CIK 1084370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 3

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File Number: 000-51126

BLOCKCHAIN INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0355407
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

1632 First Ave. #325, New York, New York	10028
(Address of principal executive offices)	(Zip Code)

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

Blockchain Industries, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2018 (the “Original Form 10-Q”), with the U.S. Securities and Exchange Commission (the “SEC”) on March 19, 2018. The Company then filed Amendment No. 1 to the Original Form 10-Q on June 22, 2018. The Company then filed Amendment No. 2 on November 2, 2018 to Amendment No. 1 of the Form 10-Q (“Amendment No. 2”) solely for the limited purpose of addressing a comment letter from the Securities and Exchange Commission to the Company on July 23, 2018 by amending the number of shares of common stock issued and outstanding at April 31, 2017, the balance of common stock and additional paid-in capital at January 31, 2018 and April 31, 2017, clarification of a prior stock-based compensation expense and amending certifications of the Chief Executive Officer and Principal Financial Officer to Exchange Act Rule 13a-14(a). The Company is now filing this Form 10-Q Amendment No. 3 (“Amendment No. 3”) to address comments from the SEC pursuant to a comment letter dated December 3, 2018.

Except as expressly set forth above, this Amendment No. 3 does not, and does not purport to, amend, update, change or restate the information in any other item of the Original Form 10-Q or reflect any events that have occurred after the date of the Original Form 10-Q. This Amendment No. 3 should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2018 filed with the SEC on October 29, 2018 (the “2018 Annual Report”). The Company’s Annual Report provides a more complete clarification of all quantitative and qualitative information set forth by the Company for the 2018 fiscal year.

BLOCKCHAIN INDUSTRIES, INC. TABLE OF CONTENTS
FORM 10-Q

Part I – FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24
Item 4.	Controls and Procedures	25

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	27

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

All forward-looking statements speak only as of the date of this Report. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward- looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this Report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved.

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

Balance Sheets as of January 31, 2018 (Unaudited) and April 30, 2017

Interim Unaudited Statements of Operations for the Three and Nine Months Ended January 31, 2018 and 2017

Interim Unaudited Statements of Cash Flows for the Nine Months Ended January 31, 2018 and 2017

Notes to Interim Unaudited Financial Statements

BLOCKCHAIN INDUSTRIES, INC.

(Formerly Omni Global Technologies, Inc.) Balance Sheets
As of January 31, 2018 and April 30, 2017 (as Restated)

	January 31, 2018	April 30, 2017
	(Unaudited)	Audited
ASSETS
Current assets
Cash & cash equivalents	$2,712,799	$–
Available-for-sale securities	2,283,286	–
Notes receivable	250,000	–
Other current assets	51,519	–
Total current assets	5,297,604	–

Non-current assets
Property, plant & equipment, net of accumulated depreciation	108,675	–
Other non-current assets	11,317	–
Total non-current assets	119,992	–
Total assets	$5,417,596	$–

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued expenses	$110,315	$493,596
Deferred revenue	1,953,694	–
Due to related parties	27,289	3,981,423
Note payable	–	501,112
Convertible note	–	53,000
Total liabilities	2,091,298	5,029,131

Shareholders' Deficit
Preferred stock, $0.001 par value, 5,000,000 authorized. 328,616.50 shares and zero shares issued and outstanding as of January 31, 2018 and April 30, 2017, respectively	329	–
Common stock; $0.001 par value; 400,000,000 shares authorized 36,159,446 and 40,737,406 shares issued and outstanding as of January 31, 2018 and April 30, 2017, respectively	36,159	40,737
Additional paid-in capital	10,592,808	6,159,120
Accumulated deficit	(7,302,998)	(11,228,988)
Total shareholders' equity (deficit)	3,326,298	(5,029,131)
Total liabilities and shareholders' equity	$5,417,596	$–

The Accompanying Notes Are An Integral Part Of These Financial Statements.

BLOCKCHAIN INDUSTRIES, INC.

(Formerly Omni Global Technologies, Inc.) Statements of Operations (unaudited)

	Three Months Ended January 31, 2018	Three Months Ended January 31, 2017	Nine Months Ended January 31, 2018	Nine Months Ended January 31, 2017
Sales	$108,194	$–	$108,194	$–
Operating expenses:
Professional fees	480,994	5,400	500,184	35,690
Advertising and marketing expense	16,069		16,069	–
General and administrative expense	129,459	10	138,367	1,628
Total operating expenses	$626,522	$5,410	$654,620	$37,318
Income (loss) from operations	(518,328)	(5,410)	(546,426)	(37,318)
Other income (expense)
Debt forgiveness	20,000		5,023,192
Interest expense	(441)	250	(1,323)	543
Unrealized gain (loss) of equity securities	(555,957)	–	(555,957)	–
Exchange gain (loss)	(12,246)	–	(12,246)	–
Total other income (expense)	(548,644)	(250)	4,453,666	(543)
Income (loss) before income taxes	(1,066,972)	(5,660)	3,907,240	(37,861)
Provision for income taxes (benefit)	–	–	–	–
Net income (loss)	$(1,066,972)	(5,660)	$3,907,240)	(37,861)
Basic earnings (loss) per common share	$(0.03)	$(0.01)	$0.10	$(0.05)
Diluted earnings (loss) per common share	$(0.02)	$(0.01)	$0.09	$(0.05)
Weighted-average number of common shares outstanding:
Basic	32,883,186	737,406	38,119,333	737,406
Diluted	39,738,384	737,406	43,770,835	737,406

The Accompanying Notes Are An Integral Part Of These Financial Statements.

BLOCKCHAIN INDUSTRIES, INC.

(Formerly Omni Global Technologies, Inc.) Statement of Cash Flows (unaudited)

	For the nine months ended
	January 31
	2018	2017
Cash flows from operating activities:	(Restated)
Net income (loss)	$3,907,240	$(37,861)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	125	–
Share-based compensation	166,603	–
Unrealized (gain)/loss of equity securities	555,957
Unrealized currency translation (gains)/losses	12,246	–
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(62,836)	–
Increase in notes receivable	(250,000)	–
Non-cash compensation (marketable securities)	(1,800,000)
Accounts payable and accrued expenses	(383,281)	(5,936)
Deferred revenue	1,953,694	–
Decrease in related party liabilities	(3,954,574)	–
Decrease in notes payable	(501,112)	–
Decrease in convertible notes	(53,000)	–
Net cash provided by (used in) operating activities	(408,938)	(43,797)
Cash flows from investing activities: Purchases of marketable securities	(1,039,783)	–
Purchases of fixed assets	(108,800)	–
Net cash provided by (used in) investing activities	(1,148,583)	–
Cash flows from financing activities: Loans and advances	441	43,843
Sale of common and preferred stock	4,282,125	–
Net cash provided by financing activities	4,282,566	43,843
Net change in cash	2,725,045	46
Cash, beginning of the period	–	–
Effects of currency translation on cash and cash equivalents	(12,246)	–
Cash, end of the period	$2,712,799	$46

The Accompanying Notes Are An Integral Part Of These Financial Statements.

Notes to Unaudited Financial Statements

For the Three and Nine Month Interim Periods Ended January 31, 2018 (Unaudited)

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Blockchain Industries, Inc. (“BCII”, “Blockchain”, the “Company”, “we”, “our” or “us”) was originally formed under the laws of the State of Nevada on September 15, 1995 as Interactive Processing, Inc. to market high-tech consumer electronics through television home- shopping networks, retail stores, catalog companies and their website remotecontrols.com. In March 1999, the Company changed its name to Worldtradeshow.com, Inc. (“WTS”). In April 1999, the Company acquired intellectual property rights to a database from Chaiisai Tora, Inc., an unaffiliated third party, and significantly changed its business plan to develop tradeshow software and market both physical and virtual tradeshow space through the Company's website.

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

Marketable Securities

The Company determines the appropriate classification of its marketable securities, which consist primarily of investments in Digital Assets, such as Bitcoin and Ethereum, at the time of purchase and reevaluates such designation at each balance sheet date. All of the Company’s marketable securities are considered available-for-sale and carried at estimated fair values and reported as available-for-sale securities on the balance sheet. The Company has adopted ASU 2016-01, and now records unrealized gains and losses on available-for- sale securities in net income and reported as “Unrealized gain (loss) of equity securities” on the income statement. Other income includes realized gains and losses on sales of securities and other-than-temporary declines in the fair value of securities, if any. The cost of securities sold is based on the specific identification method. The Company regularly reviews all of its investments for other-than- temporary declines in fair value. The Company’s review includes the consideration of the cause of the impairment, including the creditworthiness of the security issuers, the number of securities in an unrealized loss position, the severity and duration of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not that it will be required to sell the securities before the recovery of their amortized cost basis. If the Company were to determine that the decline in fair value of an investment is below its accounting basis and the decline is other-than-temporary, the Company would reduce the carrying value of the security and record a loss for the amount of such decline.

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

Stock-based compensation

The Company follows the provisions of ASC 718, “Share-Based Payment” and ASC 505-50 “Equity-Based Payments to Non- Employees”. Under this guidance compensation cost generally is recognized at fair value on the date of the grant and amortized over the respective vesting periods. The fair value of options at the date of grant is estimated using the Black-Scholes option pricing model. The expected option life is derived from assumed exercise rates based upon historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The expected volatility is based upon historical volatility of the Company’s shares using weekly price observations over an observation period that approximates the expected life of the options. The risk-free rate approximates the U.S. Treasury yield curve rate in effect at the time of grant for periods similar to the expected option life. Due to limited history of forfeitures, the estimated forfeiture rate included in the option valuation was zero.

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

NOTE 4. AVAILABLE-FOR-SALE SECURITIES

The following table sets forth the components of the Company’s marketable securities at January 31, 2018 and April 30, 2017:

	January 31, 2018
Description	Cost	Gross Unrealized gain (loss)	Aggregate fair value
Chimes - Equity Token	$200,000	$–	$200,000
Chimes - Utility Token	50,000	–	50,000
Video Coin - Utility Token	50,000	–	50,000
Academy - Utility Token	250,000	–	250,000
Coral Health - Utility Token	250,000	–	250,000
Kinerjay Pay Common Stock	1,800,000	(550,000)	1,250,000
BTC Wallet	26,928	(2,179)	24,749
EOS Wallet	20,323	(2,651)	17,672
NEO Wallet	101,523	(1,698)	99,825
OMG Wallet	20,870	(429)	20,441
QTUM Wallet	14,480	1,858	16,338
REP Wallet	55,119	(858)	54,261
Total available-for-sale securities	$2,839,243	$(555,957)	$2,283,286

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

As of January 31, 2018, and April 30, 2017 there were 36,159,446 and 737,406 shares of Common Stock outstanding, respectively. As of January 31, 2018, and April 30, 2017 there were 328,616.50 and zero preferred shares outstanding, respectively. Each preferred share is convertible to 40 shares of Common Stock, which is adjusted for the 2-for-1 forward stock split effective January 16, 2018. Per ASC 230- 10-50-3, we executed a non-cash financing activity by entering into an agreement with certain shareholders to convert their 13,144,660 shares of Common Stock into 328,616.50 shares of the Company’s Series A Preferred Stock.

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

RSAs	Number of Shares	Remeasured Weighted Average Fair Value
RSA Unvested at the beginning of the Period		$–
RSA Granted During the Period	2,620,000	$0.11
RSA Canceled During the Period		$–
RSA Vested During the Period	620,000	$0.07
RSA Unvested at the End of the Period	2,000,000	$0.12

	Number of Shares	Weighted Average Exercise Price	Intrinsic Value	Weighted Average Remaining Life	Remeasured Weighted Average Fair Value
Outstanding at Beginning of Period		$–	$–	-	$–
Exercisable at the End of the Period	276,332	$0.82	$–	5.90	$0.072
Granted During the Period	1,422,000	$1.92	$–	7.92	$0.107
Exercised During the Period		$–	$–	-	$-
Canceled during the Period(Forfeited)		$–	$–	-	$-
Canceled during the Period(Expired)		$–	$–	-	$-
Outstanding at the End of the Period	1,422,000	$1.92	$–	7.92	$0.107
Options Vested During the Period	276,332	$0.82	$–	5.90	$0.072
Vested at end of Period	276,332	$0.82	$–	5.90	$0.072
Shares Expected to vest	1,145,668	$2.19	$–	8.40	$0.116
Vested and Expected to vest	1,422,000	$1.92	$–	7.92	$0.107

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

NOTE 10. RESTATEMENT OF FINANCIAL STATEMENTS

On January 16, 2018, the Company executed a 2-for-1 forward stock split. Accordingly, all references to the numbers of common shares and per data in the accompanying financial statements have been adjusted to reflect these splits, on a retroactive basis, unless indicated otherwise. Upon further review it was determined that certain components of the Company’s shareholders’ equity (deficit) had not been adjusted for the above mentioned forward split.

The balance at January 31, 2018, of common stock and additional paid-in capital was originally reported at $17,769 and $10,611,198, respectively and revised as $36,159 and $10,592,808, respectively. The balance at April 30, 2017, of common stock and additional paid-in capital was originally reported at $10,368 and $6,179,489, respectively and revised as $40,737 and $6,159,120, respectively. In addition, the number of common shares issued and outstanding as of April 30, 2017, was originally reported as 737,406 and revised as 40,737,406.

The Company previously disclosed on page 22 of amendment No. 1 to Form 10-Q for the fiscal quarter ended January 31, 2018, $18.8 million of non-cash stock-based compensation expense. The Company had corrected the stock-based compensation expense and recorded the amount as $166,603 in the statement of operations and statement of cash flows in Amendment No. 1, however, inadvertently did not change the disclosure on page 22 from the original filing of the Form 10-Q for the fiscal quarter ended January 31, 2018.

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

As of the date of this Report, the Company has funded $500,000 toward the AutoLotto Agreement, of which $250,000 was funded at the period ending January 31, 2018. The Company inadvertently classified the $250,000 funded to AutoLotto.com as an investment in available-for-sale securities. As such, the Company reclassed this amount to Notes Receivable.

The following tables summarize the effects of the revisions on the financial statements for the periods reported:

Consolidated Balance Sheets as of January 31, 2018	Previously Reported	Adjustments	As Restated
Available-for-sale securities	$2,533,286	$(250,000)	$2,283,286
Note receivable	$-	$250,000	$250,000

Consolidated Statement of Operations for the 3 months ended January 31, 2018	Previously Reported	Adjustments	As Restated
Professional fees	$19,101,968	$(18,620,974)	$480,994
Net income (loss)	$(19,131,989)	$18,065,017	$(1,066,972)
Basic earnings (loss) per common share	$(0.53)	$0.50	$(0.03)
Diluted earnings (loss) per common share	$(0.45)	$0.43	$(0.02)

Consolidated Statement of Operations for the 9 months ended January 31, 2018	Previously Reported	Adjustments	As Restated
Professional fees	$19,121,158	$(18,620,974)	$500,184
Net income (loss)	$(14,157,777)	$18,064,398	$3,907,240
Basic earnings (loss) per common share	$(0.36)	$0.46	$0.10
Diluted earnings (loss) per common share	$(0.32)	$0.41	$0.09

Consolidated Statement of Shareholders' Equity (Deficit) as of January 31, 2018	Previously Reported	Adjustments	As Restated
Common stock - amount	$17,769	$18,390	$36,159
Additional paid-in capital	$10,611,198	$(18,390)	$10,592,808

	Previously Reported	Adjustments	As Restated
Consolidated Statement of Shareholders' Equity (Deficit) as of April 30, 2017
Common stock - shares	737,406	40,000,000	40,737,406
Common stock - amount	$20,368	$20,369	$40,737
Additional paid-in capital	$6,179,489	$(20,369)	$6,159,120

NOTE 11. SUBSEQUENT EVENTS

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

Operating expenses

Operating expenses for the three-month period ended January 31, 2018 were $626,522 compared to $5,410 during the same period ended January 31, 2018. The increase is attributable to the commencement of significant operations, primarily in the form of professional fees and administrative fees. These expenses include $480,994 in legal and professional services, $16,069 in advertising and marketing, as well as $129,459 in general and administrative expenses. Of the $480,994 of legal and professional services, $166,063 is attributable to share- based compensation.

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

Operating expenses

Operating expenses for the nine-month period ended January 31, 2018 were $654,620 compared to $37,318 during the same period ended January 31, 2017. The increase is attributable to the commencement of significant operations, primarily in the form of professional fees and administrative fees. These expenses include $500,184 in legal and professional services, $16,069 in advertising and marketing, as well as $138,367 in general and administrative expenses. Of the $500,184 of legal and professional services, $166,063 is attributable to share- based compensation.

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

Stock-based compensation

In accordance with determining values of compensation delivered in our Common Stock, we are required to use estimates on the value of our Common Stock, in addition to volatility of our stock, among other financial metrics. Our stock is thinly traded may not be the best indicator of the valuation of our Company, however, it was the only available price we could reasonably use to determine the value of our stock-based compensation. In addition, to determine volatility of for the valuation of option using a Black-Scholes valuation model, the Company needed to use peer companies, of which there is limited supply whose equity trades in public markets. The result of the estimates used in our valuation was approximately $166,603 of a non-cash stock-based compensation expense for the three-months ended January 31, 2018. As more data becomes readily available, the Company may determine to change the estimates used in the valuation, which could have a material impact on the valuation of our stock-based compensation expense.

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

Deferred Revenue

The Company has deferred revenue from its first consulting contract for the KPAY agreement. The Company determined that there our obligations would be met evenly over the course of the contract and, as such, will record revenue evenly over the course of the agreement. The Company will need to assess each contract and our obligations, assign values to each obligation in the agreement, as per ASU 2014-
09. Estimated used in the determination of value and duration may change on a per-contract basis and, in addition, the Company could change the original estimates used for a specific contract depending on changes over the course of contracts with customers. For example, the KPAY agreement is currently being recorded evenly over one year, however, the Company may determine the obligations to have all been met early and may decide to record the remaining, unearned revenue immediately.

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

BLOCKCHAIN INDUSTRIES, INC.

Date: June 24, 2019	By:	/s/ Paul Kim
Paul Kim
Interim Chief Executive Officer