Form 10-K/A
period 2018-04-30
Blockchain Industries, Inc.
filed 2019-06-24
CIK 1084370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE ANNUAL PERIOD ENDED April 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________

COMMISSION FILE NUMBER: 000-51126

BLOCKCHAIN INDUSTRIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	88-0355407
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1632 First Ave., Suite 325, New York, NY	10028
(Address of principal executive offices)	(Zip Code)

(866) 995-7521
(Registrant’s telephone number, including area code)

Securities Registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
None	N/A	N/A

                                            Securities Registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)  has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☒	Smaller reporting company	☒
	Emerging growth company	☐

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

As of June 20, 2019, the registrant had 42,750,186 shares of its common stock, par value $0.001 per share, outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of June 21, 2019 was $85,500,372, as computed by reference to the closing price of such common stock on The OTC Markets on such date.

EXPLANATORY NOTE

 Blockchain Industries, Inc., (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended April 30, 2018 (the “Original Form 10-K”), with the U.S. Securities and Exchange Commission (the “SEC”) on October 29, 2018. The Company is filing this Amendment No. 1 (“Amendment No. 1”) to the Original Form 10-K to address a comment letter from the Securities and Exchange Commission received by the Company on December 3, 2018, by amending certain business disclosures, including certain risk factors, certain amendments and revisions to our financial statement and amending certifications of the Chief Executive Officer and Principal Financial Officer to Exchange Act Rule 13a-14(a).

Additionally, on April 8, 2019, the board of directors (the “Board”), of Blockchain Industries, Inc. (the “Company”), following discussion by the Board with the Company’s independent registered public accounting firm, BF Borgers CPA PC (“Borgers”), concluded that the following previously filed financial statements of the Company should not be relied upon:

●
The Company’s unaudited financial statements for the quarterly period ended January 31, 2018, contained in the Company’s Quarterly Reports on Form 10-Q, originally filed with the Securities and Exchange commission (the “SEC”) on March 19, 2018 (the “Q3 Report”), as amended by Amendment No. 1 to the Q3 Report on June 22, 2018 (“Amendment No. 1”) and as amended by Amendment No. 2 to the Q3 Report on November 2, 2018 (“Amendment No. 3”).

The conclusion to prevent further reliance on the aforementioned financial statements resulted from the determination that the Q3 Report, Amendment No. 1 and Amendment No. 2 failed to properly account for the Company’s 2-for-1 forward stock split, stock-based compensation expense and a note receivable as part of the previously disclosed AutoLotto Agreement. Specifically, the Company has determined that:

i.
Certain components of the Company’s shareholders’ equity (deficit) had not been adjusted for the Company’s 2-for-1 forward stock split effected on January 16, 2018. As a result, both Additional Paid in Capital and Common Stock as reported on the Company’s Balance Sheets as of January 31, 2018 and April 30, 2017 were adjusted to reflect outstanding shares at the appropriate par value per share;

ii.
The Company had incorrectly accounted for stock-based compensation expense and recorded a total of approximately $18.8 million. The Company corrected the stock-based compensation expense to accurately reflect $166,603 in the statement of operations and cash flows in Amendment No. 1. However, the Company failed to update the disclosure in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Amendment No. 1 to reflect the change;

iii.
As previously disclosed on January 17, 2018, the Company entered into a Promissory Note Agreement (the “AutoLotto Agreement”) with AutoLotto, Inc. Under the terms of the AutoLotto Agreement the Company funded AutoLotto $250,000 during the period ended January 31, 2018. The Company incorrectly classified the $250,000 funded to AutoLotto, Inc. as part of the AutoLotto Agreement as an in investment in available-for-sale securities on the Company’s balance sheet. This amount should have been recorded as a Note Receivable from AutoLotto at January 31, 2018.

This Amendment No. 1 should be read in conjunction with the Original Form 10-K.

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

PART I

FORWARD LOOKING STATEMENTS

Except for historical information, this document contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our revenue mix, anticipated costs and expenses, development, relationships with strategic partners and other factors discussed under “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These forward-looking statements may include declarations regarding our belief or current expectations of management, such as statements indicating that “we expect,” “we anticipate,” “we intend,” “we believe,” and similar language. We caution that any forward-looking statement made by us in this Form 10- K or in other announcements made by us are further qualified by important factors that could cause actual results to differ materially from those projected in the forward-looking statements, including without limitation the risk factors set forth in this Form 10-K.

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

On November 13, 2017, the Company filed Certificate of Amendment to its Articles of Incorporation with the State of Nevada for the purpose of changing its name from Omni Global Technologies, Inc. to Blockchain Industries, Inc. to more accurately reflect its new business strategy. Since that time the Company has taken steps to become a next generation blockchain-powered, financial technology and advisory company. In this regard the Company’s business can be divided into the following four verticals:

● Investment Management

● Digital Asset Advisory Services

● Media and Education

● Digital Asset Mining

Recent Developments

On January 16, 2019, the Company entered into a letter of intent (the “Letter of Intent”) with BTHMB Holdings Pte. Ltd., a Singapore corporation (“BTHMB”). The Letter of Intent provides that the Company and BTHMB will negotiate the terms of a certain stock purchase whereby the Company shall sell that certain number of shares of it’s Common Stock (the “Sale Shares”) representing a super majority of the Company’s outstanding shares.

Although this Letter of Intent expired on February 7, 2019, the Company and BTHMB have continued to negotiate the parameters of a potential business transaction in good faith, including but not limited to a merger transaction and other strategic partnerships within the various business verticals we plan to pursue.

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

1. Investment Management

During the 2018 Fiscal Year through January 2019, the Company was planning to pursue investment management of blockchain-related assets as one of its core lines of business. We were seeking to provide services to traditional investment management companies, with a focus on blockchain technology. Our thesis in the business focused on new or traditional businesses that have already integrated or have reasonably viable plans to implement blockchain-technology into their business model.

This business vertical was to be operated through our wholly-owned subsidiary, BCI Investment Management, LLC, a Delaware limited liability company. We believed we would eventually begin the process to register this entity with the Securities and Exchange Commission as a registered investment company under the Investment Company Act of 1940. The Company expected to seed the funds with its own capital and subsequently obtain outside investment capital from non-related third parties and expected to generate revenues by charging a combination of management and performance fees. Up until January 2019 we were in the process of establishing the following three alternative investment vehicles in furtherance of the foregoing:

a.
Blockchain Industries Global Opportunity Fund

It was contemplated that this fund would have sought to invest in exchange-traded tokens. Our strategy was twofold (i) algorithmic/high- frequency trading (“HFT”); and (ii) small/mid-cap fundamental trading. The HFT component would have sought to capture inefficiencies in market structure and provide liquidity to other market participants. The small/mid-cap fundamental strategy would seek to invest tokens that are outside of the top fifteen high market-capitalization tokens.

b.
Blockchain Industries ICO Access Fund

This fund sought to invest in early-stage Initial Coin Offerings (“ICO”), Security Token Offerings (“STO”) and private token sales. Utilizing our business network, we believed that we could differentiate against competitors to access deals that are unavailable to most investors and often at favorable terms. We expected significant overlap between our portfolio companies and our advisory clients.

c.
Blockchain Industries Venture Fund

This fund sought to invest in early-stage equity of blockchain and blockchain related companies. and will make equity investments in fiat-generating businesses in the blockchain space (e.g. exchanges, trading tool providers) and in companies developing blockchain-native technologies who may or may not have token offerings.

As of January 2019, the Company has delayed its plans related to the Investment Management segment of its business. We chose to pause this segment because the Company does not have sufficient capital to maintain or build this business and the Company has focused its efforts on pursuing a business transaction with BTHMB as well as its advisory services vertical.

2.
Advisory Services

We believe that incorporating a blockchain into a traditional business model can add value not only from raising capital, but also transparency and efficiency. Our advisory service seeks to offer clients a complete solution including, but not limited to, architecting their token structure and issuance, crypto-economic design (assessing economic benefits of utilizing a blockchain-based token), technology/engineering, consulting, generating whitepapers, software development, development services to build blockchains or stablecoins and to assist with cyber security of blockchains, marketing and eventually making capital introductions via the use of a broker-dealer, which we are actively seeking. In addition, we aim to help our clients establish a meaningful understanding of blockchain technologies and services, establish partnerships and provide them with media exposure and informative literature. The Company is remunerated through a combination of upfront compensation (generally in U.S. Dollars), equity and/or tokens of the companies we advise. Although we intended to form or purchase a broker-dealer to help us maintain compliance and execute our business in the emerging token capital markets, we have abandoned active efforts to actively seek partnerships and coverage from existing broker-dealers.

The Company continues to examine a wide array of potential companies that we believe will benefit from our consulting and other services related to potential ICO or STO transactions, and we will continue to try and contract with customers that we feel have a high-value utility in their underlying business model.

3.
Media and Education

Blockchain technology is fairly nascent and most educated investors are unaware of its broad use cases or how the technology works. Education is going to be a large part of the technology’s success and we believe there is a market to develop educational and other content for professionals, students, investors or other potential users of the technology.

We have developed a business to help promote the awareness, growth, and education of blockchain technology and Digital Assets. Our goals are (1) to invest in, partner with or acquire media streams, news outlets or other methods of content distribution focused on the marketing of blockchain technologies and Digital Asset economies and their impact on the future and (2) partner with educational institutions to help train the next generation of blockchain developers. We have begun executing our goal to hold conferences around the world with strategic partners that attract key sponsors and influential speakers from the blockchain industry, local governments and educators on an ongoing basis. In 2018 we held two conferences, one in San Juan, Puerto Rico and the other in Tokyo, which focused on bringing together regulators, investors, technologists, media and other blockchain stakeholders to discuss the evolution of blockchain technology and its impact on industries such as government, finance, technology and more. The conference in San Juan Puerto Rico was held under the name “Blockchain Unbound”, for which we submitted an application in April 2018 to the U.S. Patent and Trademark Office (the “USPTO”) for trademark registration. Our application was received by and is currently pending before the USPTO. The application has been initially refused due to a prior filed application by another applicant seeking registration of the trademark “Unbound” to be used in manner that the examiner considers to be confusingly similar to ours. As of the date of this report there has been no resolution of the prior filed application, we will determine whether to continue our pursuit of the trademark registration.

We promote our brand primarily through the use of our network, bringing on speakers that are influencers, which we feel will draw crowds. We do anticipate a small amount of advertising on social media or news websites. The Company was responsible for organizing media, security, entertainment, and booking guest speakers and travel for certain guests.

As of the date of this report the Company has delayed its plans related to the Media and Education segment of its business. We chose to pause this segment because the Company does not have sufficient capital to maintain or build this business.

4.
Digital Asset Mining

“Mining” for Digital Assets is the process by which a node on a blockchain network is rewarded with the coin or token from that blockchain for providing resources to the blockchain. For example, Bitcoin, a popular cryptocurrency, uses a proof-of-work method to add blocks to the blockchain. Specialized computers solve complex mathematical problems to validate transaction and post them to the blockchain. For successfully solving the problems, and providing power to the network, the computer is rewarded with coins or tokens inherent to that blockchain. There are other methods of validation and verification such as, proof-of-stake and proof-of-space, hybrid methods, among others. During the 2018 Fiscal Year through January 2019, it was the intention of BCII to build a data center that houses the specialized computers or other resources on behalf of clients. We intended to rent space or resources (power, bandwidth, etc.) to client for a fee.

The Company intended to set up mining facilities with access to inexpensive energy and lease these facilities to experienced digital asset miners. The Company previously intended to enter into an agreement to purchase land and build a tier-2 data center in upstate New York. The Company entered into several agreements with independent contractors to assess the design, feasibility and profitability of this endeavor. The Company incurred costs for the project which was paid to services professionals for their work in connection therewith. As of April 30, 2018, the Company has withdrawn from that opportunity. The Company was focused on a potential site in Virginia Beach, VA and was negotiating with a local economic development agency for the development of the site. The Company sought additional capital to proceed with this potential investment, however it was unable to procure funding and abandoned the project.

As of January 2019, the Company has abandoned its plans related to the Digital Asset Mining segment of its business due to insufficient capital to fund the development and maintenance of this business.

5.
Future Plans

A digital asset exchange is an area that the Company has invested time and capital but has not yet pursued to a point where they have been able to generate revenues or believe they will generate any significant revenues in the immediate future. The Company is actively seeking to build this business unit or merge it with an existing business units at the appropriate time. No guarantee can be made that we will continue to pursue these opportunities or that we will have the capital in order to do so in a timely manner or at all.

a.
Merchant Banking

During the 2018 Fiscal Year through January 2019, the Company had explored developing merchant banking operations to (1) help broker off-exchange transactions in Bitcoin, Ethereum and other Digital Assets, (2) perform Digital Asset custody service, (3) provide financing for ICO’s or STO’s, acquisitions or other services related to traditional merchant banking, but related to the Digital Asset industry. We believed there was great potential in this business as Digital Asset exchanges are fragmented and cannot provide enough liquidity, and many of the transactions are not up to standards in terms of regulatory requirements. The Company planned to leverage its reputation to offer a global, scalable solution to this market.

As of January 2019, the Company has abandoned its plans related to Merchant Banking segment due to insufficient capital to fund the development and maintenance of the business.

b.
Digital Asset Exchange

The Company previously undertook due diligence in connection with potentially establishing its own Digital Asset exchange. We planned to partner with high- frequency trading and technology specialists to develop a global exchange with the intention of uniting the fragmented liquidity pools on the hundreds of Digital Asset exchanges. We believe that this platform would be able to provide the robust infrastructure and market depth to support institutional investors. There will be regulatory agencies that will have oversight on this business, which will require us to apply and successfully receive, in order to operate legally in the jurisdictions where we plan to operate and where our clients are located. We will be required to adhere to strict standards of security and compliance, which will make this business costly and difficult to operate. The success of our Digital Asset Exchange would require partnerships with key vendors, experienced technical and financial expertise, regulatory and compliance in various jurisdictions, all of which will require significant capital.

As of January 2019, the Company has delayed its plans related to the Digital Asset Exchange segment due to insufficient capital to fund the development and maintenance of this business, although the Company is actively pursuing several partnerships, including with BTHMB, which may aid in the development of this segment in the future.

Intellectual Property

In April 2018, we applied for a trademark on “Blockchain Unbound”. Our application was received by and is currently pending before the USPTO. The application has been initially refused due to a prior filed application by another applicant seeking registration of the trademark “Unbound” to be used in manner that the examiner considers to be confusingly similar to ours. As of the date of this report there has been no resolution of the prior filed application, we will determine whether to continue our pursuit of the trademark registration and how to best proceed.

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

Growth Strategy

BCII will utilize its network to seek and contract with clients looking for advisory services. Initially, we feel starting with white papers and engineering of blockchain architecture will be our first opportunities. Although the Company is focusing most of its efforts on closing a business transaction with BTHMB, including a potential merger among other strategic partnerships, we have made some effort into looking for these opportunities. If the Company is able to obtain required capital we may continue to seek a relationship with a broker-dealer, we expect to grow the business with capital raising and utilize an expanding network to offer additional services.

We believe there are opportunities to expand the Blockchain Unbound brand, which includes our conferences, to other media sources, developing content not only from our conferences. Until the Company is able to fund this business, we do not expect to hold conferences in the interim although we will continue to build relationships to maintain our ability to host a conference. We may also create free or subscription-based platforms to specialized written or video content from industry experts, drawing attention to the Digital Asset progress and current events.

In addition to foregoing, the Company will continue to explore other synergistic business opportunities related to blockchain technologies and Digital Assets. The analysis of business opportunities, as it relates to our market verticals, will be undertaken by or under the supervision of the officers and directors of the Company. In particular, we are keenly focused on acquiring, through share purchase agreements, businesses in the blockchain space or have an obvious blockchain use-case that (1) currently or will, in the near-term, generate positive cash flow; and (2) integrates well into our ecosystem. In its efforts to analyze potential business opportunities, the Company will consider factors including, but not limited to, the list below:

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

Cryptocurrencies are a medium of exchange that are transacted through and recorded on a blockchain and therefore within our scope of business. The term “mining” is used to define a process which the blockchain consensus is formed. The Bitcoin consensus process, for example, entails solving complex mathematical problems using custom designed computers. However, many more public and private blockchains are being developed with different algorithms or consensus models, which can use different hardware and methods for performing function of adding blocks to their blockchains. A fork is when the developers of a digital currency essentially create a second branch of that currency using the same basic code. Most of the time, a fork occurs after deliberation and discussion among the development team behind a virtual currency and the mining and (sometimes) investing communities. An airdrop is the delivery of a cryptocurrency to a certain group of investors. There may be unknown accounting issues with new assets delivered by airdrops and forks. There may also be loss of value from existing assets in the blockchain forks because market conditions do not find the fork advantageous.

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

Form Digital Assets

Bitcoin is one form of a Digital Asset. Digital Assets are all electronic representations or claims on other assets, which is not much different than today. U.S. dollars may now be digital, deeds may now be digital, health records may now be digital or stored electronically, signatures are now capable of being digital and so on. The difference between today’s digitized assets and Digital Assets that BCII is focusing on revolves around the use of blockchain to maintain trust and increase efficiencies of currently centralized systems. U.S. Dollars are controlled by one entity, the Federal Reserve System (the “Fed”). The Fed is responsible for many aspects of the United States’ banking system such as (1) ensuring that all member banks do not double-spend any money, (2) settling transactions between member banks, (3) creating or destroying credit by setting reserve requirements, setting interest rate targets and entering into transactions that will increase or decrease the supply of U.S. Dollars. They do all of this digitally. The purpose of blockchain, specifically related to banking and the use of money, is to have a self-governing system that prevents double-spending of money, settling transactions, and manipulating the supply of money. The form of our assets, or proof of ownership of those assets, are digital today. Our goal is to simply seek business opportunities in the technology that is eliminating bureaucracy, “middle men”, and other inefficiencies that increase the costs of our world through the use of a database that is distributed on various nodes of a network, rather than centrally controls by one or a few entities or individuals.

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

Blockchain Advisory Market

The blockchain advisory market size is difficult to predict. However, Reuters published an article on March 5, 2019, stating that blockchain in the financial technology market alone will be worth $6.7 billion by 2023. A MarketWatch article published June 19, 2019, states that the total blockchain market will reach $23.3 billion by 2023. By comparison, the MarketWatch article notes the blockchain market size was $1.2 billion in 2018. Within these market sizes, we feel advisory will play a large role to educate existing business and technologies on the role blockchain can play in improving their operations, potentially by improving security, trust, efficiency and lowering costs.

In the first half of 2019, there seems to be a popularity of “stablecoins”, which are pegged to an existing, more stable asset, most notably fiat currencies such as the U.S. Dollar. Companies such as J.P. Morgan Chase and Facebook have announced they are launching stablecoins, which could overtake the market with their ability to influence through their existing networks, platforms and associations. A proposed advantage of stablecoins is the ability to reduce the time of transaction settlement in traditional payment networks.

Competition

Our industry is extremely new and subject to rapid change and constant innovation. We face significant competition, including from companies that have entered this space much earlier than us and are better capitalized, with vertically integrated business models. Larger companies such as IBM already provide blockchain advisory services. The “Big 4” public accounting firms, such as Pricewaterhouse Coopers and Ernst and young also provide blockchain advisory services. Our focus will need to be small to medium-sized companies that cannot afford the costs of the large blockchain advisors.

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

Employees

As of June 20, 2019, we employ a total of 2 full-time employees, of whom all are based in the United States. As of June 20, 2019, we rely on 1 part-time independent contractor that is based in North America.

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

Failure to complete the proposal merger with BTHMB Holdings Pte. Ltd. May never occur and could significantly harm the market price of our common stock and negatively affect the future business and operations of each company.

There is no guarantee that our proposed merger with BTHMB Holdings Pte. Ltd. May ever occur. In addition, if this merger is terminated and the board of directors of BTHMB Holdings Pte. Ltd. Determines to seek another business combination, there can be no assurance that we will be able to find a partner and close an alternative transaction on terms that are as favorable or more favorable than the proposed transaction. On January 16, 2019, we entered into a Letter of Intent (the "LOI") with BTHMB Holdings Pte. Ltd., a Singapore corporation (“BTHMB”) where BTHMB will purchase a super majority of the Company’s outstanding shares of common stock and the Company will become a subsidiary of BTHMB. As per the terms of the LOI BTHMB has put $1 million in escrow, which portions may be released should the Company meet certain milestones. The released portions will be used to fund our operations.

Failure of our internal control over financial reporting could harm our business and financial results.

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the financial statements; providing reasonable assurance that receipts and expenditures of our assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud.

In connection with the evaluation of our internal control over financial reporting as of April 30, 2018, that was undertaken by management in connection with the preparation of our Annual Report on Form 10-K for the fiscal year ended April 30, 2018, management determined that our lack of sufficient internal accounting resources resulting in a lack of segregation of duties to ensure an adequate review of financial statement preparation and ineffective management review of complex transactions to enable timely decisions regarding disclosures constituted a material weakness as of April 30, 2018. To remediate the foregoing weaknesses managements plans include (i) re-designing our accounting processes and control procedures; (ii) identifying gaps in our skill base and the expertise of our staff required to meet the financial reporting requirements of a public company; and (iii) review and improve current accounting policies and procedures and develop a thorough document detailing said policies and procedures with respects to the requirements and application of both US GAAP and SEC Guidelines. Despite these remedial measures undertaken during the fiscal year end April 30, 2018, we were not able to adequately address the weaknesses that we identified, and thus management determined that the weaknesses still existed as of April 30, 2018.

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

If we were deemed to be, and were required to register as, an investment company, we would be forced to comply with substantive requirements under the Investment Company Act, including limitations on our ability to borrow, limitations on our capital structure; restrictions on acquisitions of interests in associated companies, prohibitions on transactions with affiliates, restrictions on specific investments, and compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations. If we were forced to comply with the rules and regulations of the Investment Company Act, our operations would significantly change, and we would be prevented from successfully executing our business strategy. To avoid regulation under the Investment Company Act and related SEC rules, we may need to sell Digital Assets and other assets which we would otherwise want to retain and could be unable to sell assets which we would otherwise want to sell. In addition, we could be forced to acquire additional, or retain existing, income-generating or loss- generating assets which we would not otherwise have acquired or retained and could need to forgo opportunities to acquire Digital Assets and other assets that would benefit our business. If we were forced to sell, buy or retain assets in this manner, we could be prevented from successfully executing our business strategy.

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

While the Company has acquired securities or tokens in the past, the Company has subsequently abandoned such investment side of its business and does not plan on making any balance sheet investments in the future. Furthermore, the Company had to do a restatement and wrote these assets down such that they no longer constitute 40% of its assets.

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

As a result of our investments, including investments in which we do not have a controlling interest, the investment securities we hold could exceed 40% of our total assets, exclusive of cash items and, accordingly, we could determine that we have become an investment company. The Digital Assets we own, acquire or mine may be deemed an investment security by the SEC. An investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the 1940 Act. One such exclusion, Rule 3a-2 under the 1940 Act, allows an investment company a grace period of one year from the earlier of (a) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer's total assets on either a consolidated or unconsolidated basis and (b) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer's total assets (exclusive of government securities and cash items) on an unconsolidated basis. As of April 30, 2018, we do not believe we are an investment company, however resolution of pending comments received from the SEC have not been concluded and this issue has not been resolved by SEC rules or regulations. For us, any grace period would be unknown until these issues are resolved or the SEC issues rules and regulations concerning cryptocurrency treatment. We may take actions to cause the investment securities held by us to be less than 40% of our total assets, which may include acquiring assets with our cash and cryptocurrency on hand or liquidating our investment securities, Digital Assets or seeking a no-action letter from the SEC if we are unable to acquire sufficient assets or liquidate sufficient investment securities in a timely manner.

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

In August 2018, we entered into a loan and security agreement (the “Loan and Security Agreement”) with an accredited investor (the “August Investor”) and issued the Note in connection therewith (the “Note” together with the Loan and Security Agreement, the “Obligations”). The Obligations, which have an outstanding balance of principal and interest in the aggregate of $275,000 as of June 20, 2019, are secured by the grant of a security interest in substantially all of the Company’s assets. In the event of the Company’s failure to make such payments or to comply with the terms of the Loan and Security Agreement or the Notes, the August Investor can declare a default and seek to foreclose on the Company’s assets.

Additionally, in September 2018, we entered into a loan and security agreement (the “Loan and Security Agreement”) with an accredited investor (the September Investor”) and issued the Note in connection therewith (the “Note” together with the Loan and Security Agreement, the “Obligations”). The Obligations, which have an outstanding balance of principal and interest in the aggregate of $120,000 as of June 20, 2019, are secured by the grant of a security interest in the Company’s assets. In the event of the Company’s failure to make such payments or to comply with the terms of the Loan and Security Agreement or the Notes, the September Investor can declare a default and seek to foreclose on the Company’s assets.

If the Company is unable to repay or refinance its indebtedness it may be forced to cease operations and the holders of the Company’s Common Stock may lose a significant portion, or all, of their investment.

Our Principal Financial Officer is not a full-time employee.

Our Principal Financial Officer is an independent contractor and shares his time with other clients. The ability to retain a full-time Principal Financial Officer or governor of the financial responsibilities of the Company may impair our ability to meet our reporting obligations and implement financial controls to protect the Company.

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

The Company's businesses, by their nature, do not produce predictable earnings, and all of the Company's businesses may be materially affected by conditions in the global financial markets and by global economic conditions, such as interest rates, the availability of credit, inflation rates, economic uncertainty, changes in laws, commodity prices, asset prices (including real estate), currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts, protests or security operations). Challenging market conditions could affect the level and volatility of securities prices and the liquidity and the value of investments in the Company's funds or other investments in which the Company has investments of its own capital, and the Company may not be able to effectively manage its investment management business's exposure to challenging market conditions..

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

As part of our strategy, from time to time, we may earn revenues via Digital Assets such as Bitcoin or less liquid tokens or coin. In addition, compensation may be delayed due to lockup provisions. Because it is uncertain whether or not the Digital Asset compensation will have liquid markets, stable markets now or in the future, our operating results may vary due to the ability to recognize revenue or maintain the valuation of the Digital Assets on our balance sheet, which may cause us to impair the valuation or unable to recognize any revenue from these engagements. Due to the volatility in the market and the diminishing value in our digital currency assets we have fully impaired our digital currency assets at April 30, 2018.

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

As of January 2019, the Company has abandoned its plans related to the Digital Asset Mining segment of its business due to due to insufficient capital to fund the development and maintenance of this business.

Risks Associated with our Exploratory Efforts to Launch a U.S. Cryptocurrency Exchange and Related Businesses

We may not successfully develop, market and launch any cryptocurrency exchange.

We are only in the early stages of investigating and planning the establishment of a cryptocurrency exchange. For a variety of reasons, we could suffer significant delays in our efforts to establish such an exchange and may ultimately not be successful in doing so. We will need to obtain additional management, regulatory compliance and technical expertise and devote substantial time and effort to this project. We also expect to need to raise additional funds (which may be seek by offering direct investments in this business) to pursue development of the exchange, and we may not be successful in raising that capital. It is possible that the launch of our cryptocurrency exchange may never occur, and even if it is successfully developed, it is possible that it will not be accessed or utilized by a large number of users or will otherwise not achieve market acceptance.

Risks Related to Our Securities

We are subject to the “penny stock rules” which will make our securities more difficult to sell.

We are subject to the SEC’s “penny stock” rules because our securities sell below $5.00 per share. The penny stock rules require broker- dealers to deliver a standardized risk disclosure document prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

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

ITEM 1B UNRESOLVED STAFF COMMENTS

On May 21, 2018, July 31, 2018 and December 3, 2018, the Company received a comment letter from the staff of the SEC's Division of Corporation Finance as part of its review of the Company's Form 10-K for the year ended April 30, 2017, its Form 10-Q for the fiscal quarter ended January 31, 2018 and its Form 10-K for the year ended April 30, 2018. The staff requested additional information and provided comments relating to various sections of the above-mentioned documents. The Company responded to the outstanding comment letters through this 10-K and believes that it had addressed the staff’s comments appropriately.

ITEM 2 PROPERTIES

The Company currently holds a mailbox in New York City to receive paper mail communications. The Company does not maintain a physical office at this time and its employees and consultant work remotely.

In May 2019, we abandoned our principal executive offices located in Santa Monica, CA. The Company was unable to pay its lease in Santa Monica, CA and abandoned the property. The Company still owes money toward the lease in Santa Monica, CA, as the Company was unable to terminate the lease. The Company leased two office units at a co-working location in Santa Monica, CA. One unit, which is approximately 400 square feet, is used by the Company and costs $10,244.10 per month. The other unit is approximately 100 square feet and costs $2,888 per month for LegatumX. We also leased an office in San Juan, Puerto Rico. The space was approximately 80 square feet and cost $1,815.00 per month. During September 2018, we cancelled the month-to-month lease of this space.

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

ITEM 4 MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5 MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the Over-the-Counter Bulletin Board under the ticker symbol “BCII”. On June 21, 2019, the closing price of our common stock reported by the OTC Markets was $2.00 per share.

Holders

As of June 20, 2019 there were, respectively, approximately 233 and 2 holders of record of our Common Stock and Series A Preferred Stock, respectively.

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

On October 9, 2018, we sold 435,775 shares of common stock for a price of $1.75 per share.

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

Background

Blockchain Industries, Inc. (“BCII”, “Blockchain”, the “Company”, “we”, “our” or “us”) was originally formed under the laws of the State of Nevada on September 15, 1995, as Interactive Processing, Inc. to market high-tech consumer electronics through television home- shopping networks, retail stores, catalog companies and their website, remotecontrols.com. In March 1999, the Company changed its name to Worldtradeshow.com, Inc. (“WTS”). In April 1999, the Company acquired intellectual property rights to a database from Chaiisai Tora, Inc., an unaffiliated third party, and significantly changed its business plan to develop tradeshow software and market both physical and virtual tradeshow space through the Company's website.

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

On November 13, 2017, the Company filed a Certificate of Amendment to its Articles of Incorporation with the State of Nevada for the purpose of changing its name from Omni Global Technologies, Inc. to Blockchain Industries, Inc. On November 15, 2017, Mr. Patrick Moynihan was appointed as the Company’s Chief Executive Officer, Chief Financial Officer and Chairman/sole director and, on the same date, Ms. Funk resigned all positions as an executive officer and director of the Company. On December 1, 2017, the Company announced Mr. Zack Pontgrave as President, although a formal agreement was never signed, and Mr. Bryan Larkin as Chief Technology Officer, respectively, joining Mr. Moynihan as part of the Company’s management team. As of April 2018, the Company has withdrawn the offer to Mr. Pontgrave and, although the Company tried negotiating a settlement agreement, as of the date of this report Mr. Pontgrave has not been responsive to the Company’s communications.

Recent Developments

On January 16, 2019, the Company entered into a letter of intent (the “Letter of Intent”) with BTHMB Holdings Pts. Ltd., a Singapore corporation (“BTHMB”). The Letter of Intent provides that the Company and BTHMB will negotiate the terms of a certain stock purchase whereby the Company shall sell that certain number of shares of it’s Common Stock (the “Sale Shares”) representing a super majority of the Company’s outstanding shares.

Although this Letter of Intent expired February 7, 2019, the Company and BTHMB have to negotiate the parameters of a potential business transaction in good faith, including but not limited to a merger transactions and other strategic partnerships within the various business verticals we plan to pursue.

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

AutoLotto

On January 17, 2018, the Company entered into a Promissory Note Agreement (“AutoLotto Agreement”) with AutoLotto, Inc., a Delaware corporation. Under the terms of the AutoLotto Agreement, the Company will pay to AutoLotto $1.5 million (the Principal”) in exchange for a promissory note that will accrue interest at one percent per annum (the “Interest”). All unpaid Principal and Interest are due and payable to the Company at the earlier of (i) the closing of AutoLotto’s initial coin offering of at least $20,000,000 or (ii) AutoLotto’s issuance of equity securities (excluding any conversion or issuance of any note or other convertible security) of at least $20,000,000. In the event AutoLotto does not raise $20,000,000 through an initial coin offering or issuance of equity noted above, any unpaid Principal and Interest will convert to equity at a rate of $250,000,000 divided by the number of common shares outstanding immediately prior to January 17, 2020. As part of the AutoLotto Agreement, the Company also received an option to purchase tokens of the AutoLotto initial coin offering (the “Option”) equal to two times the outstanding unpaid Principal and Interest under the AutoLotto Agreement. The exercise price of the Option will be an undisclosed private pre-sale price, and the Option is exercisable within ten days of AutoLotto providing notice to the Company of its initial coin offering. The Option expires on January 16, 2020. Due to management’s estimate of the lack of an active market for the Option or the future market of the AutoLotto Tokens the Company recorded a value of $0 at April 30, 2018.

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

Trading Platforms

The Company currently has accounts with Bitfinex, Binance, Nanex, Gemini and Coinbase/GDAX. The Company will utilize these exchanges, open new accounts at different exchanges, or engage in over-the-counter sales of digital assets in order to obtain the best pricing. In addition, the Company may seek opportunities to exchange current digital assets for other digital assets, depending on current market conditions for both digital asset pairs and digital asset to fiat pairs. The Company does not hold a material amount of these assets, but most of what is currently held is without significant value. While we maintain these accounts, as of January 2019, we no longer engage in this line of business.

Business Segments

Due to the lack of interest from outside parties or the ability to fund its operations, the Company has temporarily delayed, abandoned or pivoted away from the Investment Management, Media and Education and Digital Asset Mining segments. The Company has maintained the Digital Asset Advisory Business and is actively seeking clients for revenue-producing opportunities, but has not yet been able to produce any revenue from these efforts.

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

	For the Years Ended April 30,		Change
	2018	2017	Dollars	Percentage
Revenue	$1,582,483	$-	$1,582,483	100%
Cost of goods sold	$328,785	$-	$328,785	100%
Gross margin	$1,253,698	$-	$1,253,698	100%
Operating expenses	9,755,791	148,000	9,607,791	6,492%
Loss from operations	(8,502,093)	(148,000)	(8,354,093)	5,645%
Other income (expense), net	4,028,690	(5,913)	4,034,603	-68,233%
Net loss	$(4,473,403)	$(153,913)	$(4,319,490)	2,806%

Operating expenses:

	Years Ended April 30,		Change
	2018	2017	Dollars	Percentage
Operating expenses:
Professional fees	$1,760,703	$117,420	$1,643,283	1399%
General and administrative expense	1,134,179	30,580	1,103,599	3,609%
Write-off of investment in SAFTs	1,720,000	-	1,720,000	100%
Write-off of fixed assets	112,139	-	12,139	100%
Reserve for note receivable	500,000	-	500,000	100%
Loss on impairment of digital currencies	1,126,334	-	1,126,334	100%
Loss on impairment of available-for-sale securities	180,000	-	180,000	100%
Stock compensation expense	3,222,436	-	3,222,436	100%
Total operating expenses	$9,755,791	$148,000	$9,607,791	6,492%

Operating expenses for the years ended April 30, 2018 and 2017 were $9,755,791 and $148,000, respectively. The increase is attributable to the commencement of significant operations, primarily in the form of professional fees and administrative fees. These expenses include $1,760,703 in legal and professional services and $1,134,179 in general and administrative expenses. The general and administrative expenses consist of primarily travel expenses, advertising and marketing for the Puerto Rico conference, meals, rent, office supplies and other miscellaneous office expenses. The legal and professional services expenses increased significantly due to the Company hiring contractors to help with legal reviews, investment banking analysis digital asset banking analysis, management of the company (executive officer compensation, IT services, marketing, general operations, etc.), and specialists for the Puerto Rico conference. Additionally, the Company incurred $1,126,334, $1,720,000 and $3,222,436 in expenses due to the impairment of our investment in digital currencies, write-off of the Company’s investments in SAFTs and period stock-based compensation.

Liquidity and Capital Resources

Capital Resources

	April 30,
	2018	2017	Change
Current assets	$1,268,693	$-	$1,268,693
Current liabilities	1,784,493	493,596	(1,290,897)
Working capital deficit	$(515,800)	$(493,596)	$(22,204)

We had $518,960 in cash on hand as of April 30, 2018.

Summary of Cash Flows:

	For the Years Ended April 30,
	2018	2017

Net cash provided by (used in) operating activities	$4,481,169	$(150,000)
Net cash used in investing activities	$(7,481,397)	$-
Net cash provided by financing activities	$3,519,188	$150,000

Net cash provided by (used in) operating activities: Cash provided by operating activities was $4,481,169 during the year ended April 30, 2018 and we used $150,000 in cash for operating activities during the year ended April 30, 2017. The increase is mostly attributable to $4,293,403 in Net Loss being primarily offset by $3,222,436, $1,720,000, $1,126,334 and $1,020,000 of stock-based compensation, write-off of the SAFT investments, impairment charges of the investment in digital currencies and unrealized loss on equity securities.

Cash used in operating activities for the year ending April 30, 2017 was primarily due to a Net Loss of $153,913 offset by a decrease in other assets of $3,913.

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

We do not have any material commitments for capital expenditures as of the fiscal year ended April 30, 2018.

The Company has funded operations in the past through the sales of its services and issuances of common stock. The Company’s continued operations are now dependent upon obtaining an increase in its sales volume through its Advisory segment, since we have decided to pause or cancel the efforts of the Media and Education, Investment Management and Digital Asset Mining segments, or raising capital through the issuance of additional shares of common stock or other financing methods.

Based on the Company’s cash balance at April 30, 2018, and projected cash needs for the fiscal year ended April 30, 2019, management estimates that it will need to increase sales revenue and/or raise additional capital to cover operating and capital requirements. Management will need to raise additional funds through potential equity or debt financing. Although management has been successful to date in raising necessary funding, there can be no assurance that sales revenue will substantially increase or that any required future financing can be successfully completed on a timely basis, or on terms acceptable to the Company.

Starting in May 2019, the Company was able to begin liquidating shares of its investment in KinerjaPay to help fund operations. As of June 20, 2019, the Company still holds 482,575 shares of KinerjaPay, which are categorized as available-for-sale.

Future Financing

On January 16, 2019, we entered into a Letter of Intent with the BTHMB Holdings Pte, Ltd., a Singapore corporation (“BTHMB”) (the “LOI”), where BTHMB will purchase a super majority of the Company’s outstanding shares of common stock and the Company will become a subsidiary of BTHMB. As per terms of the LOI BTHMB has put $1 million in escrow, which portion may be released should the Company meet certain milestones. The released portions will be used to fund operations.

We will require additional funds to implement the growth strategy for our business. We will need to raise additional funds required through equity financing, debt financing, strategic alliances or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available when needed or, if available, that it can be obtained on commercially reasonable terms. If we will not be able to obtain the additional financing on a timely basis as required, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and will be forced to scale down or perhaps even cease our operations.

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

Investments in Digital Currencies

The Company categorizes its investments in digital currencies as intangible assets with indefinite lives and, in accordance with ASC 350, Intangibles – Goodwill and Other, records them at cost. The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. A decline below cost in a quoted price on an exchange may be an event indicating that it is more likely than not that a digital currency is impaired. Due to the volatile nature of digital currencies and the subsequent losses sustained by the Company upon selling the Company’s digital currencies on various exchanges the Company has determined that its investment in digital currencies are fully impaired and have recorded a loss on impairment of $1,126,334 at April 30, 2018.

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

Investments in SAFTs and Pre-ICO Tokens

The Company enters into simple agreements for future tokens (“SAFT”) in which the Company invests in a company for a promise of access to future product of the company. The Company accounts for its Investment in SAFT agreements as a financial asset and, in accordance with ASC 321 Investments – Equity Securities, the Investments in SAFT agreements are carried at cost. At April 30, 2018, the Company concluded that there is no current or future value related to the Investments in SAFTs and, as a result, have written-off the full $1,720,000.

The following table breaks out the Company’s Investment in SAFTs:

	Years Ended April 30,
	2018	2017
Investment in SAFTs:
Chimes	$500,000	$-
BlockEx	500,000	-
Coral Health	250,000	-
Academy	250,000	-
Basecoin	100,000	-
Origin	50,000	-
VideoCoin	50,000	-
Wireline	20,000	-
Investment in SAFTs	1,720,000	-
Write-off of Investment in SAFTs	(1,720,000)	-
Total Investment in SAFTs	$-	$-

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

The Company uses Level 1 of the fair value hierarchy to measure the fair value of investments in common equity securities. Refer to the table below for a breakout of the Company’s investments in traditional securities as of April 30, 2018:

		Fair Value Measurement Using
	Carrying value	Level 1	Level 2	Level 3	Total
April 30, 2018
Assets
Investments in securities	$600,000	$600,000	$-	$-	$600,000
KinerjaPay	600,000	600,000	-	-	600,000
	$600,000	$600,000	$-	$-	$600,000

There were no financial securities or investments in digital assets as of April 30, 2017.

The KinerjaPay Common Stock was received as compensation and, as such, the Company did not use cash to acquire the securities.

Subsequent to April 30, 2018, the Company decided to sell, in portions, it available-for-sale securities. In April and May 2019, the Company sold a total of 517,425 of the 1,000,000 common shares it owns of KinerjaPay. The Company sold these shares at an average share price of $0.60 for a total of $311,202. Due to the decreased value of the KinerjaPay common shares in the open market management believes our investment in KinerjaPay is other-than-temporarily impaired at April 30, 2018. As a result, the Company revalued our investment in available-for-sale securities at April 30, 2018, at $0.60 per share for a total of $600,000. As such, the Company recorded an impairment in available-for-sale securities of $180,000 at April 30, 2018.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently assessing the potential impact of adopting ASU 2017- 11 on its audited consolidated financial statements and related disclosures.

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

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A CONTROLS AND PROCEDURES

Our management, with the participation of our Interim Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rule 13a-15 and Rule 15d-15, as amended (the “Act”)) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our Interim Principal Executive Officer and Principal Financial Officer concluded that, due to the material weaknesses in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of April 30, 2018.

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

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth biographical information about each of our directors and executive officers as of the date of this report:

Name	Age	Position	Director / Officer Since
Patrick Moynihan	50	Former Chief Executive Officer	November 15, 2017, resigned as Chairman of the Board on April 7, 2019. Resigned as Chief Executive Officer on June 17, 2019
Paul Kim	49	Interim Chief Executive Officer and Chief Operating Officer	June 4, 2019 (COO) and June 14, 2019 (Interim CEO)
Robert Kalkstein	37	Principal Financial Officer	May 18, 2018
Max Robbins	47	Director	February 1, 2018
Richard Kromka	53	Director	December 30, 2018
Michael Conn	40	Director	December 30, 2018
Kevin Hu	25	Director	December 30, 2018

On December 30, 2018, the Board of Directors appointed three members to the Company’s Board of Directors. In accordance with the Company’s Bylaws, the Board appointed Mr. Richard Kromka to serve as a Class 3 Director and Vice-Chairman of the Board, Mr. Michael Conn to serve as a Class 3 Director, and Mr. Kevin Hu to serve as a Class 1 Director. The Board also designated Mr. Patrick Moynihan, the Company’s Chairman of the Board and Chief Executive Officer, as a Class 3 Director and designated Mr. Max Robbins, current member of the Board, as a Class 2 Director. Messrs. Kromka, Conn, and Hu’s biographies are further detailed below. The Board now consists of Mr. Hu as a Class I Director, Messrs. Robbins and Conn as Class II Directors, and Messrs. Moynihan and Kromka as Class III Directors. On April 7, 2019, Mr. Patrick Moynihan resigned as a member of the Board of Directors.

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

Mr. Moynihan holds an English Major and Business Minor from Ithaca College in 1990.

On June 17, 2019, Mr. Patrick Moynihan resigned as Chief Executive Officer.

Paul Kim

Mr. Kim was appointed as the Chief Operating Officer on June 4, 2019. On June 14, 2019, the Board voted to appoint Mr. Kim Interim Chief Executive Officer, upon the effective resignation of Mr. Moynihan as Chief Executive Officer.

Mr. Kim, combines over 2 years of experience in the blockchain and crypto-currency industry in executive management, following a 12-year career as computer game industry executive focused on virtual currencies and economies. Previously, he had been involved in 6 gaming and blockchain businesses holding positions including Chief Executive Officer, Chief Operating Officer and EVP of Business Development & Licensing. From 2004 to 2008, Mr. Kim was the COO and co-founder of GoPets, Ltd., a gaming software development company, which built a virtual pet social network out of Seoul, South Korea. From 2008 to 2009, he was VP of Business Development for Affinity Media during which time they purchased the two largest gaming digital asset trading platforms in the world, Itemmania and Itembay. From 2009 to 2012, he was VP of Licensing for Gazillion Entertainment, a game software development company featuring titles such as Jumpgate Evolution, Marvel Superhero Squad and Marvel Universe, all built around a virtual economy system. From 2012 to 2014, he was VP of Licensing and promoted to CEO of Xfire, Inc., the world's largest online game community site with over 24 million registered users worldwide where he pivoted the business to an online game tournament platform built on a virtual token system. From 2014 to 2016, he served as COO of Oomba, Inc. a SaaS based tournament software business which built eSports and online tournament centers and events. In 2017, he shifted into the blockchain industry and was a founding member of DNA (Distributed Network Advisors), a globally recognized advisory business in blockchain and cryptocurrencies which led to his role as Managing Director of Blockchain Projects for Blockchain Industries Inc. in March of 2018. He has a Bachelor of Science degree in International Business from the University of Colorado, Boulder and an MBA from Pepperdine Graziadio School of Business.

Robert Kalkstein

Mr. Kalkstein served as the Chief Financial Officer of Conversion Labs, Inc. (formerly Immudyne, Inc.) from October 2017 through March 2019. He has served as a private consultant to emerging growth companies since July 2012, providing services as a chief financial officer, chief operating officer or other advisory positions to management. Previously, Mr. Kalkstein held positions at Peerless System Corp. from October 2010 to June 2012, Jefferies & Co. from November 2009 to October 2010 and PricewaterhouseCoopers from April 2007 to October 2009. He has more than 10 years of experience in the areas of accounting, finance, SEC filings and operations.

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

Richard Kromka

Mr. Richard Kromka, age 53, brings over 25 years of senior management experience in the investment banking industry. He has also been involved in the entertainment, airline and real estate industries, holding other senior management positions. Form June 1997 through June 1998, Mr. Kromka was a Vice President for JP Morgan Chase Bank. From July 1998 to November 2000, he served as Chief Financial Officer for Grupo Taca Airlines, Inc., a consolidated airline group for Central America. From December 2000 through Jan 2003, he was the Founder and Managing Director of Deutsche Bank’s $200MM Venture Fund, during which time he sat on the Boards of FareChase, Q-Trade, 3-Tex and Execution Noble Limited. From February 2003 through December 2005, he was the Chief Executive Officer of Guerrilla Entertainment a company that he founded. From December 2005 through December 2010 he developed real estate and advised a telecommunications company. Mr. Kromka is currently a Managing Director with EC Mergers and Acquisitions managing its business in Asia. He has an undergraduate BS degree from the University of Richmond, Robins School of Business and an MBA from New York University, Stern School of Business.

Michael H. Conn

Mr. Michael H. Conn, age 40, brings nearly 20 years of experience in the global financial and financial technology industries. Since December 2015 he has been the Founder and Managing Principal of Quail Creek Ventures, an asset management and financial technology investment and advisory business. Mr. Conn also served as Co-founder and Chief Executive Officer of Ether Capital from October 2017 through August 2018. Since May 2018 he served as Co-founder, Director, President and Chief Investment Officer of Bitfinance, a financial technology company focused on democratizing access to alternative investment management, of which both Ether Capital and Bitfinance focus on the intersection of blockchain technology and the financial industry. From December 2013 through November 2015, Mr. Conn was the Chief Operating Officer of the Alternative Investment Management group for AllianceBernstein, a global asset manager with close to $500 billion AUM. From November 2005 through January 2013, he was Managing Director and Head of Corporate Strategy and Development for Trust Company of the West, a global asset manager with over $200 billion AUM. Mr. Conn was previously a director for Ether Capital (NEO:ETHC), a financial technology company focused on bridging the Ethereum ecosystem and the world of traditional finance, from October 2017 to August 2018. He has an undergraduate degree and Masters of International Economics and Finance from Brandeis University, as well as an MBA from the University of Southern California’s Marshall School of Business.

Kevin Hu

Mr. Kevin Hu, age 25, has served as the Company’s Head of Research and Allocation since March 2018. Previously, he was an investment analyst at BlackRock’s Hedge Fund Solutions Group from August 2015 through March 2018. He has an undergraduate degree in Mathematics from the University of Toronto.

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

In connection with his resignation, Mr. Moynihan entered into a settlement and release agreement with the Company (the “Moynihan Settlement Agreement”) pursuant to which Mr. Moynihan is to be paid (i) Ten Thousand United States Dollars ($10,000) cash by June 17, 2019, (ii) Fifteen Thousand United States Dollars ($15,000) by July 7, 2019, and (iii) Sixty Two Thousand United States Dollars ($62,000) by September 30, 2019. Additionally, Mr. Moynihan agreed to return Seven Million (7,000,000) shares of the Company’s common stock (the “Moynihan Shares”). This return of shares is expected to be completed by June 19, 2019. Of the Moynihan Shares, Five Hundred Thousand (500,000) (the “Escrowed Property”) are to be held in escrow and shall be released to Mr. Moynihan if the Company is to consummate a transaction with the Blockchain Exchange Alliance (including any wholly-owned subsidiary thereof, “BXA”) prior to December 31, 2020 wherein BXA purchases, in one or more transactions, greater than fifty one percent (51%) of the Company’s common equity (or preferred equity which converts into greater than said percentage of common equity) (a “Qualified Transaction”). In the event that a Qualified Transaction does not occur by the date specified, the Escrow Property shall be delivered to the Company and the Company shall be permitted to take any and all actions necessary or advisable to return the Escrowed Property to the treasury.

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

Compensation of Directors

Director Agreement – Max Robbins

The Company originally entered into a Director Agreement with Max Robbins on February 1, 2018 whereby Mr. Robbins was to receive an option to purchase 120,000 shares of the Company's common stock at $1.00 per share. Both parties agreed to cancel that contract and, on May 10, 2018, entered into a new Director Agreement. Pursuant to the terms of the new agreement, the Director shall receive a non- qualified stock option to purchase up to One Hundred Forty-Four Thousand (144,000) shares of the Company’s common stock, pursuant and subject to the Company’s Equity Incentive Plan, at the following exercise prices and vesting schedule:

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

In connection with his appointment to the Board on December 30, 2018, the Company and Mr. Kromka entered into a director agreement (the “Kromka Director Agreement”), whereby the Company issued to Mr. Kromka options to purchase 600,000 shares of the Company’s common stock at an exercise price of $1.75 over the course of four years (the “Kromka Options”). 200,000 of the Kromka Options vested on January 1, 2019, and the remaining 400,000 Kromka Options would vest upon a Sale Transaction (as defined in the Kromka Director Agreement) if it were ever to occur. The Company will reimburse Mr. Kromka for all reasonable out-of-pocket travel expenses incurred in connection with the performance of his duties under the Kromka Director Agreement.

In connection with his appointment to the Board to the Board on December 30, 2018, the Company and Mr. Conn entered into a director agreement (the “Conn Director Agreement”), whereby the Company issued to Mr. Conn an option to purchase 250,000 shares of the Company’s common stock (the “Conn Options”) with 100,000 of the Conn Options vested on January 1, 2019 and the remaining 150,000 Conn Option vesting upon a Sale Transaction (as defined in the Conn Director Agreement) if it were ever to occur. The Company will reimburse Mr. Conn for all reasonable out-of-pocket travel expenses incurred in connection with the performance of his duties under the Conn Director Agreement.

In connection with Mr. Hu’s appointment to the Board, on December 31, 2018, the Company and Mr. Hu entered into a director agreement (the “Hu Director Agreement”), whereby the Company issued to Mr. Hu an option to purchase 400,000 shares of the Company’s common stock (the “Hu Options”) with the 150,000 of the Hu Options vested on January 1, 2019 and the remaining 250,000 Hu Option vesting upon a Sale Transaction (as defined in the Hu Director Agreement) if it were to occur. The Company will reimburse Mr. Hu for all reasonable out-of-pocket travel expenses incurred in connection with the performance of his duties under the Hu Director Agreement.

Changes in Control

Other than described above, we are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S- K.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following sets forth information as of June 20, 2019, regarding the number of shares of our common stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding common stock, (ii) each of our directors and named executive officer and (iii) all of our directors and named executive officer as a group.

The amounts and percentages of our common stock beneficially owned are reported on the basis of SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of our common stock. Except as otherwise indicated, the address of each of the shareholders listed below is: c/o Blockchain Industries, Inc., 1632 First Ave., Suite#325, New York, NY 10028.

Name and Address Of Beneficial Owner of Common Stock	Amount of Common Stock Beneficially Owned	Percent (%) of Voting Securities Beneficially Owned (1)
Patrick Moynihan, former CEO and Chairman(2) 1632 First Ave, Suite 220 New York, NY 10028	10,000,000	23.39%
Robert Kalkstein, Principal Financial Officer (3) 1632 First Ave, Suite 220 New York, NY 10028	1,900,000	4.44%
Max Robbins, Director (4) 1632 First Ave, Suite 220 New York, NY 10028	96,000	0.22%
Richard Kromka, Director(5) 1632 First Ave, #325 New York, NY 10028	250,000	0.58%
Michael Conn, Director (6) 1632 First Ave, #325 New York, NY 10028	100,000	0.23%
Kevin Hu, Director(7) 1632 First Ave, #325 New York, NY 10028	1,167,500	2.73%
Paul Kim, Chief Operating Officer and Interim Chief Executive Officer(8) 1632 First Ave, #325 New York, NY 10028	1,849,666	4.33%
All Directors and Officers as a group	15,363,166	35.94%
Gary Goodman(9) 14 Dorado Beach East Dorado, PR 00646	3,000,000	6.86%
Robert Miketich(10) 286 Dorado Beach East Dorado, PR 00646	3,000,000	6.86%
Lawrence Partners (11) 15 Manor Lane Lawrence, NY 11559	2,775,000	6.47%

(1)
Applicable percentage ownership is based on 42,750,186 shares outstanding as of June 20, 2019.
(2)
Mr. Moynihan owns 9,200,000 million shares of common stock through the Santa Monica Trust, which he is trustee, and 200,000 shares each as custodian for four of his children.
(3)
Mr. Kalkstein presently owns 1,300,000 shares of common stock and 500,000 shares of restricted stock that vested on December 1, 2018. In addition, he owns 100,000 warrants to purchase shares of common stock which are currently exercisable.
(4)
Mr. Robbins joined the Board of Directors on February 1, 2018. For compensation for Mr. Robbins’ service as a member of our Board of Directors, he was issued an option to purchase 120,000 shares of common stock, which vests equally at 40,000 shares each on June 1, 2018, June 1, 2019, and June 1, 2020.
(5)
Mr. Kromka joined the Board of Directors on December 30, 2018. In connection with his appointment to the Board, the Company and Mr. Kromka entered into a director agreement (the “Kromka Director Agreement”), whereby the Company issued to Mr. Kromka options to purchase 600,000 shares of the Company’s common stock at an exercise price of $1.75 over the course of four years (the “Kromka Options”). 200,000 of the Kromka Options vested on January 1, 2019, and the remaining 400,000 Kromka Options would vest upon a Sale Transaction (as defined in the Kromka Director Agreement) if it were ever to occur.
(6)
Mr. Conn joined the Board of Directors on December 30, 2018. In connection with his appointment to the Board, the Company and Mr. Conn entered into a director agreement (the “Conn Director Agreement”), whereby the Company issued to Mr. Conn an option to purchase 250,000 shares of the Company’s common stock (the “Conn Options”) with 100,000 of the Conn Options vested on January 1, 2019 and the remaining 150,000 Conn Option vesting upon a Sale Transaction (as defined in the Conn Director Agreement) if it were ever to occur.
(7)
Mr. Hu joined the Board of Directors on December 30, 2018. In connection with Mr. Hu’s appointment to the Board, on December 31, 2018, the Company and Mr. Hu entered into a director agreement (the “Hu Director Agreement”), whereby the Company issued to Mr. Hu an option to purchase 400,000 shares of the Company’s common stock (the “Hu Options”) with the 150,000 of the Hu Options vested on January 1, 2019 and the remaining 250,000 Hu Option vesting upon a Sale Transaction (as defined in the Hu Director Agreement) if it were to occur. On April 1, 2019, Mr. Hu also was granted options to purchase 2,750,000 shares at $0.20, of which 687,500 are currently vested, 1,375,000 vest upon an investment into the Company in the amount of $2,000,000 USD in total value, and 687,500 vest Upon change of control of the Company of 51% or upon execution of a signed merger agreement with BXA or BTHMB Holdings Pte. Ltd. On February 26, 2018, Mr. Hu was also granted options to purchase 165,000 shares of common stock at $2.50 per share, 165,000 shares of common stock at $5.00 per share and 170,000 shares of common stock at $7.50 per share, of which 330,000 options will have vested within 60 days of this filing.
(8)
Mr. Kim became the Chief Operating Officer on June 4, 2019 and the interim Chief Executive Officer on June 14, 2019. Mr. Kim did not receive any additional compensation for his appointments as officer of the Company. On January 1, 2018, Mr. Kim was granted an option to purchase 166,664 shares of common stock at a price of $1.25 per share, an option to purchase 66,668 shares of common stock at a price of $2.50 per share and an option to purchase 66,668 share of common stock at a price of $3.75 per share (the “Kim Options”). Within 60 days of filing, a total of 974,666 options of the Kim Options have vested. On April 1, 2019, Mr. Kim also was granted options to purchase 3,500,000 share at $0.20, of which 875,000 are currently vested, 1,750,000 vest upon an investment into the Company in the amount of $2,000,000 USD in total value, and 875,000 vest upon change of control of the Company of 51% or upon execution of a signed merger agreement with BXA or BTHMB Holdings Pte. Ltd.
(9)
Mr. Goodman holds 2,000,000 shares of common stock and warrants to purchase 1,000,000 shares of stock that are currently exercisable at $0.25 per share.
(10)
Mr. Miketich holds 2,000,000 shares of common stock and warrants to purchase 1,000,000 shares of stock that are currently exercisable at $0.25 per share.
(11)
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

The Company's former Chairman and Chief Executive Officer’s, Patrick Moynihan, wife, was an employee of the Company. Ms. Lisa Moynihan was responsible for managing the Company's media and education business from February 1, 2019 until April 15, 2019, including managing the two conferences and corporate communications. Ms. Moynihan receives a monthly salary payable in cash of $10,000 and on February 1, 2018 was issued 100,000 restricted shares of our common stock. As of the date of Ms. Moynihan’s termination, of the 100,000 restricted shares issued to Ms. Moynihan, 50,000 shares of common stock are fully vested. The remaining 50,000 restricted shares were forfeited.

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

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Board of Directors has selected BF Borgers CPA PC (“Borgers”) as the independent registered public accounting firm to audit our books and accounts for the fiscal years ending April 30, 2018, 2017 and 2016. Borgers has served as our independent auditor since October 31, 2016. The aggregate fees billed, or expected to be billed, for the last three fiscal years ended April 30, 2018, 2017 and 2016, for professional services rendered by Borgers were as follows:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Audit Fees	$33,500	$2,910	$2,910
Audit-Related Fees Tax Fees	3,240–	––	––
Total Fees	$36,740	$2,910	$2,910
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
The Exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K

(c)
None

Index to Exhibits required by Item 601 of Regulation S-K.

		Incorporated
		by
			Filed or
Exhibit		Reference	Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Articles of Incorporation, as amended	10B12G/A		06/30/2006
3.2	Certificate of amendment of Certificate of Incorporation (Name Change to Omni Global Technologies, Inc. and 1- for-150 Reverse Split dated July 8, 2016)	10-K	3.2	10/29/2018
3.3	Certificate of Amendment of Certificate of Incorporation Name Changed to Blockchain Industries, Inc. dated November 13, 2017	8-K	3.1(II)	11/16/2017
3.4	Certificate of Amendment of Certificate of Incorporation, 2-for-1 Forward Split dated December 20, 2017	10-K	3.4	10/29/2018
3.5	Certificate of Designation – Series A Convertible Preferred Stock	10-K	3.5	10/29/2018
3.6	Bylaws	10-K	3.6	10/29/2018
4.1	Form of Warrant	10-K	4.1	10/29/2018
4.2	Form of Warrant	10-K	4.2	10/29/2018
10.1	Equity Token Purchase Agreement dated December 19, 2017 by and between the Company and Chimes Broadcasting, Inc.	10-K	10.1	10/29/2018
10.2	Equity Token Purchase Agreement dated February 5, 2018 by and between the Company and Chines Broadcasting, Inc.	10-K	10.2	10/29/2018
10.3	Advisory Agreement dated January 11, 2018 by and the Company and KinerjaPay Corp.	10-K	10.3	10/29/2018
10.4	Private Token Purchase Commitment Agreement by and between the Company and BlockEx Limited	10-K	10.4	10/29/2018
10.5	Stock Purchase Agreement dated February 19, 2018 by and between the Company and LegatumX, Inc.	10-K	10.5	10/29/2018
10.6	Promissory Note dated January 17, 2018 issued to AutoLotto, Inc.	10-K	10.6	10/29/2018
10.7	Token Grant to AutoLotto, Inc. dated January 17, 2018	10-K	10.7	10/29/2018
10.8	Director Agreement dated May 10, 2018 by and between the Company and Max Robbins	10-K	10.8	10/29/2018
10.9	Consulting Agreement dated February 1, 2018 by and between the Company and Zackeriah Pontgrave	10-K	10.9	10/29/2018
10.10	Consulting Agreement dated January 1, 2018 by and between the Company and Bryan Larkin	10-K	10.10	10/29/2018
10.11	Simple Agreement for Future Tokens dated January 30, 2018 by and between the Company and Coral Health Research & Discovery Inc.	10-Q	10.1	03/19/2017
10.12	Basecoin Agreement, dated January 30, 2018 by and between the Company and Basecoin	10-Q	10.2	03/19/2017
10.13	Subscription Agreement for Origin Protocol Investment dated February 19, 2018	10-Q	10.3	03/19/2017
10.14*	Consulting Agreement dated November 1, 2017 by and between the Company and Patrick Moynihan	10-K/A	10.19	05/21/2018

10.15	Consulting Agreement dated December 1, 2017 by and between the Company and Sagacious Gambit, Inc.	10-K/A	10.21	05/21/2018
10.16	Share Purchase Agreement dated March 23, 2017 by and between the Company and JOJ Holdings, LLC	10-K	10.1	08/30/2018
10.17	Securities Purchase Agreement dated August 14, 2018 by and between the Company and IC, LLC	10-K	10.17	10/29/2018
10.18	Secured Promissory Note dated August 14, 2018 by and between the Company and IC, LLC	10-K	10.18	10/29/2018
10.19	Securities Purchase Agreement dated September 5, 2018, by and between the Company and Ian Molendyk	10-K	10.19	10/29/2018
10.20	Secured Promissory Note dated September 5, 2018, by and between the Company and Ian Molendyk	10-K	10.20	10/29/2018
10.21	Initial Coin Offering Architecture Proposal Agreement dated July 2, 018, by and between the Company and BlakFX, LLC	10-K	10.21	10/29/2018
10.22	Settlement Agreement, dated June 7, 2019, by and between Blockchain Industries, Inc. and Patrick Moynihan.	8-K	10.1	6/24/2019	10.22
21.1	Subsidiaries of the Registrant	10-K	21.1	10/29/2018
31.1	Certification by the Principal Executive Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				X
31.2	Certification by the Principal Financial Officer of Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14(a))				X
32.1	Certification by the Principal Executive Officer pursuant to Section 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification by the Principal Financial Officer pursuant to Section 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 24, 2019
BLOCKCHAIN INDUSTRIES, INC.

By: /s/ Paul Kim
      Paul Kim Chief Operating Officer, Interim Chief Executive Officer
(Interim Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Paul Kim	Chief Operating Officer, Interim Chief Executive Officer	June 24, 2019
Paul Kim /s/ Robert Kalkstein	(Interim Principal Executive Officer) Principal Financial Officer	June 24, 2019
Robert Kalkstein /s/ Max Robbins	(Principal Financial Officer and Principal Accounting Officer) Director	June 24, 2019
Max Robbins /s/ Richard Kromka	Director	June 24, 2019
Richard Kromka /s/ Michael Conn	Director	June 24, 2019
Michael Conn /s/ Kevin Hu	Director	June 24, 2019
Kevin Hu

BLOCKCHAIN INDUSTRIES, INC. CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED APRIL 30, 2018 AND 2017 CONTENTS

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
October 26, 2018, except for the effects on the financial statements of the restatement described in Note 3, as to which the date is June 20, 2019.

BLOCKCHAIN INDUSTRIES, INC.
  CONSOLIDATED BALANCE SHEETS

	April 30,
ASSETS	2018 (Restated)	2017
Current assets:
Cash & cash equivalents	$518,960	$-
Investments in securities	600,000	-
Other receivables	26,245	-
Other current assets	123,488	-
Total current assets	1,268,693	-

Other non-current assets	69,077	-
Total assets	$1,337,770	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$357,208	$493,596
Deferred revenue	1,427,285	-
Current liabilities	1,784,493	493,596
Due to related parties	-	3,981,423
Note payable	-	501,112
Convertible note	-	53,000
Total liabilities	1,784,493	5,029,131

Shareholders' deficit:
referred stock, $0.001 par value, 5,000,000 authorized. 278,422 and 0 shares issued and outstanding as of April 30, 2018 and April 30, 2017, respectively	278	-
Common stock; $0.001 par value; 400,000,000 shares authorized 39,548,579 and 40,737,406 shares issued and outstanding as of April 30, 2018 and April 30, 2017, respectively	39,548	40,737
Additional paid-in capital	15,215,842	6,159,120
Accumulated deficit	(15,702,391)	(11,228,988)
Total shareholders' deficit	(446,723)	(5,029,131)
Total liabilities and shareholders' deficit	$1,337,770	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

BLOCKCHAIN INDUSTRIES, INC.
  CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended April 30,
	2018	2017
	(Restated)
Sales	$1,582,483	$-
Cost of goods sold	328,785	-
Gross margin	1,253,698	-
Operating expenses: Professional fees	1,760,703	117,420
General and administrative expense	1,134,179	30,580
Write-off of investment in SAFTs	1.720,000	-
Write-off of fixed assets	112,739	-
Reserve for note receivable	500,000	-
Impairment of digital currencies	1,126,334	-
Impairment of available-for-sale securities	180,000	-
Stock compensation expense	3,222,436	-
Total operating expenses	9,755,791	148,000
Loss from operations	(8,502,093)	(148,000)
Other income (expense): Debt forgiveness	5,049,131	-
Interest expense	(441)	(5,913)
Realized and unrealized gain (loss)	(1,020,000)	-
Other income (expense), net	4,028,690	(5,913)
Loss before income taxes	(4,473,403)	(153,913)
Provision for income taxes (benefit)	-	-
Net loss	$(4,473,403)	$(153,913)
Net loss per share attributable to common shareholders: Basic and diluted	$(0.117)	$(0.003)

Weighted-average number of common shares outstanding: Basic and diluted	38,116,598	4,901,790

The accompanying notes are an integral part of these audited consolidated financial statements.

BLOCKCHAIN INDUSTRIES, INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Preferred Stock (Class A)
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders' Equity (Deficit)
Balance at April 30, 2017	40,737,406	$40,737	-	$-	$6,159,120	$(11,228,988)	$(5,029,131)

Sale of common stock	14,194,700	14,195	-	-	5,712,930	-	5,727,125

Issuance of preferred stock	-	-	323,617	323	58,145	-	58,468

Shares converted to preferred stock	(12,944,660)	(12,945)	-	-	(45,523)	-	(58,468)

Issuance of restricted stock for services	653,333	653	-	-	2,459,430	-	2,460,083

Stock option compensation expense					762,353		762,353

Shares retired	(5,000,000)	(5,000)	-	-	(13,750)	-	(18,750)

Shares converted from preferred stock to common stock	1,807,800	1,808	(45,195)	(45)	(1,763)	-	-

Shares issued for acquisition of LegatumX shares	100,000	100	-	-	124,900	-	125,000

Net loss	-	-	-	-	-	(4,473,403)	(4,473,403)

Balance at April 30, 2018	39,548,579	$39,548	278,422	$278	$15,215,842	$(15,702,391)	$(446,723)

The accompanying notes are an integral part of these audited consolidated financial statements.

BLOCKCHAIN INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended April 30,
2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,473,403)	$(153,913)
Adjustments to reconcile net loss to net cash used in operating activities: Depreciation and amortization	-	-
Stock-based compensation	3,222,436
Interest expense	441	-
Write-off of SAFT investments	1,720,000	-
Write-off of fixed assets	112,723	-
Reserve for note receivable	500,000	-
Impairment of digital currency	1,126,334	-
Impairment of available-for-sale securities	180,000	-
Unrealized loss on equity investments	1,020,000	-
Change in operating assets and liabilities: Other receivables	(26,245)	--
Prepaid expenses and other assets	(123,488)	3,913
Other non-current assets	(69,077)	-
Accounts payable and accrued expenses	(135,837)	-
Deferred revenue	1,427,285	-
Net cash provided by (used in) operating activities:	4,481,169	(150,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(2,886,477)	-
Payments to related parties	(3,981,423)	-
Purchases of fixed assets	(113,497)	-
Note receivable with AutoLotto	(500,000)	-
Net cash used in investing activities	(7,481,397)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	4,073,300	150,000
Repayment of convertible note	(53,000)	-
Repayment of note payable	(501,112)	-
Net cash provided by financing activities	3,519,188	150,000
Net change in cash	518,960	-
Cash, beginning of year	-	-
Cash, end of year	$518,960	$-

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

1.
Investment Management

During the 2018 Fiscal Year through January 2019, the Company was planning to pursue investment management of blockchain-related assets as on of its core lines of business. We were seeking to provide services to traditional investment management companies, with a focus on blockchain technology. Our thesis in the business focused on new or traditional businesses that have already integrated or have reasonably viable plans to implement blockchain-technology into their business model.

This business vertical was to be operated through our wholly-owned subsidiary, BCI Investment Management, LLC, (“BCIM”) a Delaware limited liability company. We believed we would eventually begin the process to register this entity with the Securities and Exchange Commission as a registered investment company under the Investment Company Act of 1940. The Company expected to seed the funds with its own capital and subsequently obtain outside investment capital from non-related third parties and expected to generate revenues by charging a combination of management and performance fees. Up until January 2019 we were in the process of establishing the following three alternative investment vehicles in furtherance of the foregoing:

a.
Blockchain Industries Global Opportunity Fund

    It was contemplated that this fund would have sought to invest in exchange-traded tokens. Our strategy was twofold (i) algorithmic/high- frequency trading (“HFT”); and (ii) small/mid-cap fundamental trading. The HFT component would have sought to capture inefficiencies in market structure and provide liquidity to other market participants. The small/mid-cap fundamental strategy would seek to invest tokens that are outside of the top fifteen high market-capitalization tokens.
.
b.
Blockchain Industries ICO Access Fund

    This fund sought to invest in early-stage Initial Coin Offerings (“ICO”), Security Token Offerings (“STO”) and private token sales. Utilizing our business network, we believed that we could differentiate against competitors to access deals that are unavailable to most investors and often at favorable terms. We expected significant overlap between our portfolio companies and our advisory clients.

c.
Blockchain Industries Venture Fund

This fund sought to invest in early-stage equity of blockchain and blockchain related companies. and will make equity investments in fiat-generating businesses in the blockchain space (e.g. exchanges, trading tool providers) and in companies developing blockchain-native technologies who may or may not have token offerings.

As of January 2019, the Company has paused its plans related to the Investment Management segment of its business. We chose to pause this segment because the Company does not have sufficient capital to maintain or build this business and the Company has focused its efforts on closing the Letter of Intent transaction with BTHMB Holdings Pte. Ltd. (“BTHMB”).

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

The Company continues to examine a wide array of potential companies that we believe will benefit from our consulting and other services related to their planned ICO or STO, and we will continue to contract with customers that we feel have a high-value utility in their underlying business model. To date, we have limited to no revenues related to the advisory services segment of our business and it has not garnered the expected level of interest we anticipated. As a result, the Company has insufficient funds to build, produce and maintain a sales force as well as be able to market ourselves.

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

As of the date of this report the Company has paused its plans related to the Media and Education segment of its business. We chose to pause this segment because the Company does not have sufficient capital to maintain or build this business and the Company has focused its efforts on closing the Letter of Intent with BTHMB.

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

  The Company intended to set up mining facilities with access to inexpensive energy and lease these facilities to experienced digital asset miners. The Company previously intended to enter into an agreement to purchase land and build a tier-2 data center in upstate New York. The Company entered into several agreements with independent contractors to assess the design, feasibility and profitability of this endeavor. The Company incurred costs for the project which was paid to services professionals for their work in connection therewith. As of April 30, 2018, the Company has withdrawn from that opportunity. The Company was focused on a potential site in Virginia Beach, VA and was negotiating with a local economic development agency for the development of the site. The Company sought additional capital to proceed with this potential investment, however it was unable to procure funding and abandoned the project.

   As of January 2019, the Company has abandoned its plans related to the Digital Asset Mining segment of its business due to insufficient capital to fund the development and maintenance of this business.

5.
Future Plans

A digital asset exchange is an area that the Company has invested time and capital but has not yet pursued to a point where they have been able to generate revenues or believe they will generate any significant revenues in the immediate future. The Company is actively seeking to build this business unit or merge it with an existing business unit at the appropriate time. No guarantee can be made that we will continue to pursue these opportunities or that we will have the capital in order to do so in a timely manner or at all.

a.
Merchant Banking

During the Fiscal Year 2018 through January 2019, the Company had explored developing merchant banking operations to (1) help broker off-exchange transactions in Bitcoin, Ethereum and other Digital Assets, (2) perform Digital Asset custody service, and (3) provide financing for IC)’s or STO’s, acquisitions or other services related to traditional merchant banking, but related to the Digital Assets industry. We believed there was a great potential in this business as Digital Asset exchanges are fragmented and cannot provide enough liquidity, and many of the transactions are not up to standards in terms of regulatory requirements. The Company planned to leverage its reputation to offer a global, scalable solution to this market.

As of January 2019, the Company has abandoned its plans related to the Merchant Banking segment due to insufficient capital to fund the development and maintenance of the business.

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

As of January 2019, the Company has abandoned its plans related to the Digital Asset Exchange segment due to insufficient capital to fund the development and maintenance of this business, although the Company is still working toward closing the Letter of Intent with BTHMB, which may aid in the development of this segment.

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

Variable Interest Entities

The Company follows ASC 810-10-15 guidance with respect to accounting for variable interest entities (each, a “VIE”). These entities do not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of its expected residual returns and are contractual, ownership, or pecuniary in nature and that change with changes in the fair value of the entity’s net assets. A reporting entity is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interest, that provides it with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both of the power and losses/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE. The VIE model requires an ongoing reconsideration of whether a reporting entity is the primary beneficiary of a VIE due to changes in facts and circumstances.

We currently consolidate one VIE, LegtumX, as of April 30, 2018. The Company had no VIEs at April 30, 2017. Refer to Note 4, Investment in LegatumX, for additional information.

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

Stock-based Compensation

In accordance with ASC 718, Compensation – Stock Based Compensation, and ASC 505, Equity Based Payments to Non- Employees (“ASC 505”), the Company accounts for share-based payment using the fair value method. Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the services provided or the fair market value of the common stock on the measurement date, whichever is readily determinable. Per ASC 505 the measurement date is (a) when a performance commitment, as defined, is reached or (b) when the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. ASC 505 allows for, when appropriate, an issuer to recognize the costs related to share-based payment transactions with non-employees before a measurement date has occurred if (i) the quantity and terms of the equity instruments are known up front or (ii) the quantity or any of the terms of the equity instruments are not known up front for purposes of recognition of any costs of the transaction during financial reporting periods before the measurement date. If any costs are recognized prior to the measurement date the fair value of the equity instruments shall be remeasured at each reporting period. The Company identified the measurement date for the share-based instruments at the date of their specific performance commitment and did not recognize any related costs prior to the measurement dates.

The Company calculates the fair value of option grants utilizing the Black-Scholes pricing model and estimates the fair value of the stock based upon the estimated fair value of the common stock. The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. The result of the estimates used in our valuation was approximately $3,222,436 million of stock-based compensation expense for the year ended April 30, 2018, comprised of $2,460,083 of expense related to common shares issued to independent contractors and $762,353 of expense related to options granted to independent contractors.

Segment Reporting

The Company has four reportable segments: Investment Management, Digital Asset Advisory Services, Media and Education, and Digital Asset Mining. The Investment Management segment provides investment management services for block-chained related assets. The Digital Asset Advisory segment provides clients a complete solution including, but not limited to, architecting their token structure and issuance, crypto-economic design, technology engineering, consulting, generating whitepapers, software development, marketing and eventually making capital introductions. The Media and Education segment helps promote the awareness, growth and education of blockchain technology and digital assets. The Digital Asset Mining segment will set up mining facilities with access to inexpensive energy and lease these facilities to experienced digital asset miners.

The accounting policies of each of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses and foreign exchange gains and losses. We account for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. As of the year ended April 30, 2018, the only reportable segment that generated significant revenue or operations was the Media and Education segment. The Company is currently unable to follow through on the development of its other segments.

Investments in Digital Currencies

The Company categorizes its investments in digital currencies as intangible assets with indefinite lives and, in accordance with ASC 350, Intangibles – Goodwill and Other, records them at cost. The Company reviews the intangible assets for impairment on an annual basis or if events or changes in circumstances indicate it is more likely than not that they are impaired. A decline below cost in a quoted price on an exchange may be an event indicating that it is more likely than not that a digital currency is impaired. Due to the volatile nature of digital currencies and the subsequent losses sustained by the Company upon selling the Company’s digital currencies on various exchanges the Company has determined that its investment in digital currencies are fully impaired and have recorded a loss on impairment of $1,126,334 at April 30, 2018.

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

Investments in SAFTs and Pre-ICO Tokens

The Company enters into simple agreements for future tokens (“SAFT”) in which the Company invests in a company for a promise of access to future product of the company. The Company accounts for its Investment in SAFT agreements as a financial asset and, in accordance with ASC 321 Investments – Equity Securities, the Investments in SAFT agreements are carried at cost. At April 30, 2018, the Company concluded that there is no current or future value related to the Investments in SAFTs and, as a result, have written-off the full $1,720,000.

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

AutoLotto

On January 17, 2018, the Company entered into a Promissory Note Agreement (“AutoLotto Agreement”) with AutoLotto, Inc., a Delaware corporation. Under the terms of the AutoLotto Agreement, the Company will pay to AutoLotto $1.5 million (the Principal”) in exchange for a promissory note that will accrue interest at one percent per annum (the “Interest”). All unpaid Principal and Interest are due and payable to the Company at the earlier of (i) the closing of AutoLotto’s initial coin offering of at least $20,000,000 or (ii) AutoLotto’s issuance of equity securities (excluding any conversion or issuance of any note or other convertible security) of at least $20,000,000. In the event AutoLotto does not raise $20,000,000 through an initial coin offering or issuance of equity noted above, any unpaid Principal and Interest will convert to equity at a rate of $250,000,000 divided by the number of common shares outstanding immediately prior to January 17, 2020. As part of the AutoLotto Agreement, the Company also received an option to purchase tokens of the AutoLotto initial coin offering (the “Option”) equal to two times the outstanding unpaid Principal and Interest under the AutoLotto Agreement. The exercise price of the Option will be an undisclosed private pre-sale price, and the Option is exercisable within ten days of AutoLotto providing notice to the Company of its initial coin offering. The Option expires on January 16, 2020. Due to management’s estimate of the lack of an active market for the Option or the future market of the AutoLotto Tokens the Company recorded a value of $0 at April 30, 2018.

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

Wireline

On February 6, 2018, the Company invested $20,000 into Wireline tokens (“WRL”). These tokens are offered by Wireline Developer Fund, Inc., a Cayman Islands company established to launch a network platform that enables developers to create applications and services that dynamically discover, interact, and trade with each other using smart contracts. Wireline is the decentralized network and registry for serverless cloud computing. Services running on Wireline benefit from the scaling and high-availability guarantees of internet- scale serverless architecture; the blockchain-backed registry provides a decentralized mechanism for service discovery and coordination.

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

The following table breaks out the Company’s Investment in SAFTs:

	Years Ended April 30,
	2018	2017
Investment in SAFTs:
Chimes	$500,000	$-
BlockEx	500,000	-
Coral Health	250,000	-
Academy	250,000	-
Basecoin	100,000	-
Origin	50,000	-
VideoCoin	50,000	-
Wireline	20,000	-
Investment in SAFTs	1,720,000	-
Write-off of Investment in SAFTs	(1,720,000)	-
Total Investment in SAFTs	$-	$-

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

The Company uses Level 1 of the fair value hierarchy to measure the fair value of investments in common equity securities. Refer to the table below for a breakout of the Company’s investments in digital currencies and traditional securities as of April 30, 2018:

		Fair Value Measurement Using
	Carrying value	Level 1	Level 2	Level 3	Total
April 30, 2018
Assets
Investments in securities	$600,000	$600,000	$-	$-	$600,000
KinerjaPay	600,000	600,000	-	-	600,000
	$600,000	$600,000	$-	$-	$600,000

Investments in securities are treated as available-for-sale securities and are carried at fair value with unrealized gains or losses included in other income (expense). Unrealized loss on investments in digital currencies and securities were $1,020,000 and $0 for the years ended April 30, 2018 and 2017, respectively.

There were no financial securities or investments in digital assets as of April 30, 2017.

The KinerjaPay Common Stock was received as compensation and, as such, the Company did not use cash to acquire the securities.

Subsequent to April 30, 2018, the Company decided to sell, in portions, it available-for-sale securities. In April and May 2019, the Company sold a total of 517,425 of the 1,000,000 common shares it owns of KinerjaPay. The Company sold these shares at an average share price of $0.60 for a total of $311,202. Due to the decreased value of the KinerjaPay common shares in the open market management believes our investment in KinerjaPay is other-than-temporarily impaired at April 30, 2018. As a result, the Company revalued our investment in available-for-sale securities at April 30, 2018, at $0.60 per share for a total of $600,000. As such, the Company recorded an impairment in available-for-sale securities of $180,000 at April 30, 2018.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently assessing the potential impact of adopting ASU 2017- 11 on its audited consolidated financial statements and related disclosures.

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

The Company previously reported at April 30, 2018, fixed assets of $112,239 net of accumulated depreciation of $584. The Company determined as of the date of this Report that the fixed assets were impaired as of the fiscal year ended April 30, 2018. As a result of the impairment the Company recorded a write-off of fixed assets on the Statement of Operations for the $112,139.

The Company previously reported at April 30, 2018, its investments in digital currencies in accordance with the fair value election pursuant with ASC 825, Financial Instruments and recorded unrealized gains of approximately $40,000 for the period ended April 30, 2018. The Company determined as of the date of this Report that our investments in digital currencies should have been recorded as intangible assets with indefinite lives to be reviewed for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that they are impaired. The Company determined that due to the volatile nature of digital currencies and the subsequent losses sustained by the Company upon selling the Company’s digital currencies on various exchanges the Company has determined that its investments in digital currencies are fully impaired and have recorded a loss on impairment of $1,126,334 at April 30, 2018.

The Company previously reported at April 30, 2018, Investment in SAFTs of $1,720,000. The Company determined as of the date of this Report that there is no current or future value related to the Investments in SAFTs and, as a result, have written-off the full $1,720,000. As a result of the impairment the Company recorded a write-off of investment in SAFTs on the Statement of Operations for $1,720,000.

The Company previously reported at April 30, 2018, investment in available-for-sale securities of $780,000. Subsequent to April 30, 2018, the Company decided to sell, in portions, it available-for-sale securities. In April and May 2019, the Company sold a total of 517,425 of the 1,000,000 common shares it owns of KinerjaPay. The Company sold these shares at an average share price of $0.60 for a total of $311,202. Due to the decreased value of the KinerjaPay common shares in the open market management believes our investment in KinerjaPay is other-than-temporarily impaired at April 30, 2018. As a result, the Company revalued our investment in available-for-sale securities at April 30, 2018, at $0.60 per share for a total of $600,000. As such, the Company recorded an impairment in available-for-sale securities of $180,000 at April 30, 2018.

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

As of the date of this Report, the Company has funded $500,000 toward the AutoLotto Agreement, of which $500,000 was funded at the fiscal year ending April 30, 2018. The Company has determined that, at the date of this Report, it is more probable than not that AutoLotto will repay the note. As such, the Company has fully reserved for the note receivable.

The following table summarizes the effects of the revisions on the financial statements for the period reported.

Consolidated Balance Sheets as of	Previously Reported	Adjustments	As Restated
April 30, 2018
Property, plant & equipment	$112,239	$(112,239)	$-
Note receivable, net	$500,000	$(500,000)	$-
Investments in digital currencies	$1,166,477	$(1,166,477)	$-
Investments in SAFTs	$1,720,000	$(1,720,000)	$-
Investments in available-for-sale securities	$780,000	$(180,000)	$600,000

Consolidated Statement of Operations as of	Previously Reported	Adjustments	As Restated
April 30, 2018
Write-off of investment in SAFTs	$-	$1,720,000	$1,720,000
Write-off of fixed assets	$-	$112,139	$112,139
Impairment of digital currencies	$-	$1,126,334	$1,126,334
Impairment of available-for-sale securities	$-	$180,000	$180,000
Reserve for note receivable	$-	$500,000	$500,000
Unrealized loss on equity securities	$(979,857)	$40,143	$(1,020,000)

Consolidated Statement of Shareholders' Equity (Deficit) as of	Previously Reported	Adjustments	As Restated
April 30, 2017
Common stock - shares	737,406	40,000,000	40,737,406
Common stock - amount	$20,368	$20,369	$40,737
Additional paid-in capital	$6,179,489	$(20,369)	$6,159,120

    NOTE 4. INVESTMENT IN LEGATUMX

On February 19, 2018, the Company entered into a Stock Purchase Agreement (“LegatumX Agreement”) with LegatumX, Inc. (“LegatumX”). This investment will provide the Company with a market share into the legal industry for the storage, authentication and validation of legal documents such as wills, trusts, deeds, mortgages, and more. Under the terms of the LegatumX Agreement, the Company will initially receive 30% of LegatumX’s common stock calculated on a fully diluted basis for a purchase price of $1,300,000.

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

We have determined that our investment in LegatumX results in the Company being the primary beneficiary of LegatumX and, therefore, categorizes LegatumX as a VIE. We believe we are the primary beneficiary due to our ownserhip of 20% of the outstanding common shares, our payment of certain expenses on behalf of LegatumX and the presence of a BCII executive as one of the three directors on LegatumX. As such, we have consolidated the operations of LegatumX from the date of investment through the year ended April 30, 2018.

NOTE 5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	April 30,
	2018	2017
Buildings	$105,195	$-
Software	7,528	-
Total	112,723	-
Less: Accumulated depreciation	(584)	-
Property and equipment, net	$112,139	$-
Write-off of Property and equipment	(112,139)	-
Property and equipment	$-	$-

Depreciation expense was $584 and $0 for the years ended April 30, 2018, and 2017, respectively. As of the date of this Report the Company determined that all of the property and equipment was fully impaired. As a result, the Company wrote-off the full net value of $112,139 at April 30, 2018.

NOTE 6. NOTE RECEIVABLE

On January 17, 2018, the Company entered into a Promissory Note Agreement (“AutoLotto Agreement”) with AutoLotto, Inc., a Delaware corporation. Under the terms of the AutoLotto Agreement, the Company will pay to AutoLotto $1.5 million (the “Principal”) in exchange for a promissory note that will accrue interest at one percent per annum (the “Interest”). All unpaid Principal and Interest are due and payable to the Company at the earlier of (i) the closing of AutoLotto’s initial coin offering of at least $20,000,000 or (ii) AutoLotto’s issuance of equity securities (excluding any conversion or issuance of any note or other convertible security) of at least $20,000,000. In the event AutoLotto does not raise $20,000,000 through an initial coin offering or issuance of equity noted above, any unpaid Principal and Interest will convert to equity at a rate of $250,000,000 divided by the number of common shares outstanding immediately prior to January 17, 2020. As part of the AutoLotto Agreement, the Company also received an option to purchase tokens of the AutoLotto initial coin offering (the “Option”) equal to two times the outstanding unpaid Principal and Interest under the AutoLotto Agreement. The exercise price of the Option will be an undisclosed private pre-sale price, and the Option is exercisable within ten days of AutoLotto providing notice to the Company of its initial coin offering. The Option expires on January 16, 2020. During the year the Company funded $500,000 to AutoLotto in conjunction with the AutoLotto Agreement. The Note Receivable balance for the years ended April 30, 2018 and 2017 was $500,000 and $0, respectively. Due to management’s estimate of the lack of an active market for the Option or the future market of the AutoLotto Tokens the Company recorded a value of $0 at April 30, 2018. Management has determined that it is more probable than not that AutoLotto will be unable to satisfy the note receivable. As a result, the Company has fully reserved for the note receivable at April 30, 2018.

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

The Company has 5,000,000 shares of Series A Preferred Stock (the “preferred shares”) authorized, with a par value of $0.001 per share. The preferred shares shall have no voting rights unless and until such shares are converted into shares of common stock of the Company. Each preferred share is convertible to 40 shares of Common Stock, which is adjusted for the 2-for-1 forward stock split effective January 16, 2018. As of April 30, 2018, and 2017, there were 278,422 and 0 preferred shares outstanding, respectively.

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

Share-based payment arrangements were made to compensate independent contractors to perform services as a way to conserve cash as we develop our business. Share-based payments were made in negotiations with each independent contractor and may be in the form of an option to purchase shares of our common stock or restricted shares of our common stock. The following are fair-values at specific dates:

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

On February 12, 2018, the Company filed a Certificate of Designation with the State of Nevada effective as of November 11, 2017 for a newly authorized Series A Convertible Preferred Stock. A total of 500,000 shares of Series A Convertible Preferred Stock have been authorized of which 278,422 shares were issued and outstanding, as follows:

Series A Convertible Preferred

Issuee Name	Shares
JOJ Holdings, LLC (1)	90,922
JFS Investments, Inc. (2)	187,500
Total	278,422

(1)
Mr. Justin Schreiber is the control person of JOJ Holdings, LLC.

(2)
Mr. Joe Salvani is the control person of JFS Investments, Inc.

On March 8, 2018, JOJ Holdings, LLC converted 45,195 Series A Preferred Shares into 1,807,800 shares of Common Stock.

Service-Based Stock Options

In December 2017, the Company issued 300,000, 200,000 and 200,000 service-based options to an independent contractor valued at $374,970, $249,920, and $249,900, respectively with exercise prices of $0.25, $2.50 and $5.00, respectively.

In December 2017, the Company issued 200,000 service-based options to an independent contractor valued at $131,150 with an exercise price of $0.50.

In December 2017, the Company issued 60,000 service-based options to an independent contractor valued at $3,660 with an exercise price of $0.50.

In January 2018, the Company issued 166,664, 66,668 and 66,668 service-based options to an independent contractor valued at $120,043, $83,055 and $83,175, respectively with exercise prices of $1.25, $2.50 and $3.75, respectively.

In January 2018, the Company issued 4,000, 4,000 and 4,000 service-based options to an independent contractor valued at $4,968, $4,983 and $4,990, respectively with exercise prices of $1.25, $2.50 and $3.75, respectively.

In January 2018, the Company issued 50,000, 50,000 and 50,000 service-based options to an independent contractor valued at $5,845, $61,945 and $61,825, respectively with exercise prices of $1.25, $2.50 and $3.75, respectively.

In February 2018, the Company issued 144,000 service-based options to an independent director valued at $178,862 with an exercise price of $1.25.

In February 2018, the Company issued 16,500, 16,500 and 17,000 service-based options to an independent contractor valued at $19,232, $19,721 and $20,794, respectively with exercise prices of $2.50, $5.00 and $7.50, respectively.

In February 2018, the Company issued 165,000, 165,000 and 170,000 service-based options to an independent contractor valued at $192,324, $197,208 and $207,944, respectively with exercise prices of $2.50, $5.00 and $7.50, respectively.

A summary of the outstanding service-based options are as follows:

	Options	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life
Balance at April 30, 2016	-	-	-
Issued	-	-	-
Exercised	-	-	-
Balance at April 30, 2017	-	-	-
Issued	2,116,000	2.68	6.64
Exercised	-	-	-
Balance at April 30, 2018	2,116,000	2.68	6.64
Exercisable at April 30, 2018	276,332	0.82	5.66

The aggregate grant date fair value of options granted during the years ended April 30, 2018 and 2017 amounted to $2,276,515 and $0, respectively. Compensation expense related to stock options was $762,353 and $0 for the years ended April 30, 2018 and 2017, respectively.

As of April 30, 2018, the total unrecognized fair value compensation cost related to unvested stock options was $1,474,061, which is to be recognized over a remaining weighted-average period of approximately 6.64 years.

The significant assumptions used to determine the fair value of options issued, using Black-Scholes option-pricing model are as follows:

Significant assumptions (weighted-average):	April 30, 2018	April 30, 2017
Risk-free interest rate at grant date	2.55%	0%
Expected stock price volatility	231.98%	0%
Expected dividend payout	-	-
Expected option life (in years)	10	-
Expected forfeiture rate	0%	0%

Restricted Stock

The Company’s restricted stock activity was as follows:

Compensation expense related to restricted shares was $2,460,083 and $0 for the years ended April 30, 2018 and 2017, respectively. Information relating to non-vested restricted award shares is as follows:

	Restricted Stock Shares	Weighted Average Grant Date Fair Value
Non-vested, April 30, 2017	-	-
Granted	2,820,000	1.16
Vested	220,000	0.07
Forfeited/Expired	-	-
Non-vested, April 30, 2018	2,600,000	1.25

Stock Purchase Warrants

The stock purchase warrants have been accounted for as equity in accordance with FASB ASC 480, Accounting for Derivative Financial Instruments indexed to, and potentially settled in, a company’s own stock, distinguishing liabilities from equity.

The Company had a total of 9,637,500 warrants outstanding as of April 30, 2018 as outlined in the table below:

	Quantity Issued	Strike Price	Average Remaining Contractual Life (years)	Amount Exercised
Founders	2,500,000	$2.50	4.39	$–
Founders	2,000,000	$0.25	2.39	$–
Private Placement	5,137,500	$0.25	2.48	$–
Total Weighted-average exercise price	9,637,500	$0.83		$–

The $0.83 per share is the weighted-average exercise price of all warrants that have been issued, which are convertible into one share of our Common Stock. 2,000,000 warrants are not yet vested and will vest on January 1, 2019. As such the 2,000,000 warrants are not considered when calculating dilutive shares for the period.

The weighted-average fair value of warrants granted during the years ended April 30, 2018 and 2017, and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes-Merton option pricing model are as follows:

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